Form 10-Q
period 2025-09-30
VanEck Solana ETF
filed 2025-12-19
CIK 2028541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42954

VanEck Solana ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6972117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017
(Address of principal executive offices) (Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	VSOL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 400,000 outstanding Shares as of October 31, 2025.

VanEck Solana ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VanEck Solana ETF

STATEMENT OF ASSETS AND LIABILITIES (*)
(Unaudited)
At September 30, 2025

ASSETS:

Cash	$100,000

Total Assets	100,000

LIABILITIES:

Total Liabilities	-

Commitments and contingent liabilities (Note 6)	-
NET ASSETS	$100,000

Shares issued and outstanding (a)	4,000

Net Asset Value per Share (Note 2)	25.00

(a)	No par value, unlimited amount authorized

* No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.

See Notes to Financial Statements

VANECK SOLANA ETF

Statement of Changes in Net Assets(a)

For the Period September 24, 2025 to September 30, 2025 (Unaudited)

Net increase (decrease) from investment operations
Net investment income (loss)	$—
Net realized gain (loss) from investment in ether	—
Change in net unrealized appreciation (depreciation) from investments in ether	—
Net increase (decrease) in net assets resulting from operations	—

Capital share transactions

Contributions for shares issued	—
Withdrawals for shares redeemed	—
Total capital share transactions	—
Net increase in net assets	—

Net assets:
Beginning of period	100,000
End of period	$100,000

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2024. On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was September 24, 2025. The Trust did not have any operations from June 10, 2025 to September 24, 2025.

See Notes to Financial Statements

VANECK SOLANA ETF

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2025

Note 1. Organization:

The VanEck Solana ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of Solana (“SOL”), and rewards from staking a portion of the Trust’s SOL, to the extent VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is managed and controlled by (“the Sponsor”), a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Delaware Trust Company, is the “Trustee” of the Trust. As of September 30, 2025, the Trust had no operations other than the initial seed transaction.

Note 2. Significant Accounting Policies:

A.	Basis of Preparation and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 946 Financial Services—Investment Companies (“ASC Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

B.	Cash

Cash represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of September 30, 2025, the Trust’s cash balance did not exceed the federal insured limits.

C.	Investment Valuation

The Trust values its investments in SOL and other assets and liabilities at fair value daily. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

The Trust identifies and determines the SOL principal market (or in the absence of a principal market, the most advantageous market) for GAAP financial statement purposes consistent with the application of fair value measurement framework in Financial Accounting Standards Board (“FASB”) ASC 820 at 11:59 p.m. EST. Under ASC 820, a principal market is the market with the greatest volume and activity level for the asset or liability. The Sponsor on behalf of the Trust will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (observable inputs) or they may be internally developed (unobservable inputs). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

D.	Solana

SOL transactions are accounted for on trade date. Realized gains and losses on the sale of SOL are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of SOL. Proceeds received by the Trust from the issuance of baskets consist of SOL. Staking income is recognized on an accrual basis. Deposits of SOL will be held by Gemini Trust Company, LLC (the “SOL Custodian”) and will also be held at Coinbase Custody Trust Company, LLC (the “Additional SOL Custodian”, and collectively the “SOL Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the SOL Custodians to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor. SOL is classified on the Statement of Assets and Liabilities as either staked SOL or investments in SOL to distinguish their nature within the respective balances. Lock up periods for SOL are typically 2-3 days, and are considered current assets in accordance with ASC 210-10-20, Balance Sheet, due to the Trusts’s ability to sell them in a liquid marketplace.

There was no SOL held as of September 30, 2025.

E.	Staking

The Trust intends to stake a portion of the Trust’s SOL through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available SOL for staking by instructing the SOL Custodian to delegate such SOL to a validator address selected in accordance with the Trusts Staking Policy. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of SOL. Staked SOL are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

F.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the SOL Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Solana Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

G.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions as of September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

H.	Segment Reporting

The Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

I.	Interim financial statements

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position for the periods indicated.

Note 3. Trust Expenses and Other Agreements

The Trust will pay to the Sponsor a unified fee (the “Sponsor Fee”) of 0.30% of net assets that will accrue daily. For a 3-month period commencing on the day the Shares are initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $1 billion of the Trust’s assets. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee) out of the Sponsor Fee. The Staking Service Provider will be entitled to a staking service fee (“staking service fee”) of 0.28% of the Trust’s total staked assets on an annualized basis. For a 3-month period commencing on the day the Shares are initially listed on the Exchange, the Staking Services Provider has agreed to waive the Staking Service fee. The Sponsor from time to time will sell SOL, which may be facilitated by one or more Liquidity Providers and/or the SOL Custodian or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee’s fee is paid by the Sponsor and is not an expense of the Trust.

The Trust will hold its SOL at the SOL Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of SOL owned by the Trust and holding private keys that provide access to the SOL in the Trust’s SOL account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVector Solana Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of Van Eck Associates Corporation.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly owned-subsidiary of VanEck.

Van Eck Associates Corporation is the initial seed investor on September 30, 2025.

VanEck is a minority interest holder in the parent company of the SOL Custodian, representing less than 1% of its equity.

Note 5. Capital Share Transactions

Investors can buy and sell Shares of the Trust in secondary market transactions through brokers. Shares trade on the Exchange under the ticker symbol VSOL. Shares are bought and sold throughout the trading day like other publicly traded securities.

The Trust continuously offers the Trust Shares in baskets consisting of 25,000 Shares to authorized participants. Authorized participants pay a transaction fee for each order they place to create or redeem one or more baskets. The Administrator calculates the cost to purchase (or sell in the case of a redemption order) the amount of SOL represented by the baskets being created (or redeemed);

the amount of SOL represented is equal to the combined NAV of the number of Shares included in the baskets being created (or redeemed).

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s custodian in order to facilitate settlement of the Shares and SOL.

Share activity is as follows:

	For the Period September 24, 2025 to September 30, 2025 (Unaudited) (a)
	Shares	Amount
Beginning balance	4,000	$100,000

Shares issued	—	$—
Shares redeemed	—	—
Net increase	—	—

Ending balance	4,000	$100,000

(a)	Van Eck Associates Corporation is the sole shareholder as of September 30, 2025.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Trust enters into contracts that contain a variety of general indemnifications. The Trust’s maximum exposure under these agreements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. However, the Sponsor believes the risk of loss under these arrangements to be remote.

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of SOL, which creates a concentration risk associated with fluctuations in the value of SOL due to a number of factors. Accordingly, a decline in the value of SOL will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of SOL include high volatility, which could have a negative impact on the performance of the Trust. SOL platforms are relatively new and, in some cases, unregulated or may be subject to regulation in a relevant jurisdiction but may not be complying, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the Solana Network. The slowing or stopping of the development or acceptance of the Solana Network may adversely affect an investment in the Trust. The price of SOL on the SOL market has exhibited periods of extreme volatility. Digital assets such as SOL were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of SOL represented by the Shares may decline over time.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust. Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act. Future legal or regulatory developments may negatively affect the value of SOL or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to liquidate.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares. The market infrastructure of the SOL spot market could result in the absence of active authorized participants able to support the trading activity of the Trust.

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Subsequent Event Review

On October 29, 2025, the the 4,000 Shares held by the Seed Capital Investor were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL.

On November 17, 2025, the Trust commenced operations and listed on the Nasdaq Stock Market LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for SOL and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is administered by the Trust Agreement, among the Sponsor and the Trustee. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

The Trust’s investment objective is to reflect the performance of the price of SOL and rewards from staking a portion of the Trust’s SOL, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of SOL. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of SOL.

The Trust issues and redeems Shares only in aggregations of 25,000 Shares, a Basket, or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on the Exchange under the ticker symbol “VSOL.”

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the SOL Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVectorTM Solana Benchmark Rate price at 4:00 p.m. EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

4

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust that will be incurred will bethe Sponsor’s Fee. The Trust’s only source of liquidity will beits sales of SOL.

Significant Accounting Policies

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of SOL, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Period through September 30, 2025

At September 30, 2025, the Trust had no operations other than a sale to the Seed Capital Investor, the parent of the Sponsor, of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds from the sale of the Seed Shares were $100,000.

On October 29, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of a total of 400,000 Shares at a per-Share price of $25.00, which was equal to 51,656 SOL. Delivery of the Seed Creation Baskets was made on October 29, 2025. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

5

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors last reported under Risk Factors of the registrant’s prospectus, filed with the Securities and Exchange Commission on December 3, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) None.

Period	Total Number of Shares Redeemed	Average Per Share

09/24/25 to 09/30/25	-	$-

Total
	-	$-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

6

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 13, 2025

4.1	Third Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed by the Registrant on August 29, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on July 31, 2025

10.2	Form of Staking Provider Agreement incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by the Registrant on August 29, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VANECK DIGITAL ASSETS, LLC
Sponsor of VanEck Solana ETF

By:	/s/ Jan F. van Eck*
Jan F. van Eck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John J. Crimmins*
John J. Crimmins
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: December 19, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC., the Sponsor of the Registrant.

8