Form 10-K
period 2025-12-31
VanEck Solana ETF
filed 2026-03-30
CIK 2028541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number: 001-42954

VANECK SOLANA ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6972117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o VanEck Digital Assets, LLC
Jonathan R. Simon, Esq.
Matthew A. Babinsky, Esq.
666 Third Avenue, 9th Floor
New York, New York 10017

(Address of principal executive offices)(Zip Code)

(212) 293-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	VSOL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

i

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the VanEck Solana ETF held by non-affiliates was $0.

As of February 28, 2026, the Registrant had 1,575,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) includes statements which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the cryptocurrencies markets and indexes that track such movements, the operations of VanEck Solana ETF (the “Trust”), the plans of VanEck Digital Assets, LLC, the sponsor of the Trust (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial ownership (the “Shares”). Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	The trading prices of many digital assets, including SOL, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of SOL, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of SOL as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Solana blockchain.

●	Due to the nature of private keys, SOL transactions are irrevocable and stolen or incorrectly transferred SOL may be irretrievable. As a result, any incorrectly executed SOL transactions could adversely affect an investment in the Trust.

●	The value of the Shares relates directly to the value of SOL, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The MarketVector™ Solana Benchmark Rate (MarketVector Solana Benchmark Rate or the “Index”) has a limited history, the Index price could fail to track the global SOL price, and a failure of the Index price could adversely affect the value of the Shares.

●	The Index price used to calculate the value of the Trust’s SOL may be volatile, adversely affecting the value of the Shares.
iii

●	Security threats to the Trust’s account with the Gemini Trust Company, LLC (the “SOL Custodian”) could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	The Solana Network’s decentralized governance structure may negatively affect its ability to grow and respond to challenges.

●	A temporary or permanent “fork” of the Solana Blockchain could adversely affect the short-, medium-, or long-term value of SOL and an investment in the Trust.

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

●	Competition from the emergence or growth of other digital assets or methods of investing in SOL could have a negative impact on the price of SOL and adversely affect the value of the Shares

●	Due to the unregulated nature and lack of transparency surrounding the operations of SOL trading platforms, which may be subject to regulation in a relevant jurisdiction but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of SOL and, consequently, the value of the Shares.

●	Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of SOL or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of SOL, staking activity, digital wallets, the provision of services related to trading and custodying SOL, the operation of the Solana network, or the digital asset markets generally.

●	The holders of Shares (the “Shareholders”) do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “CEA”).

●	If regulatory changes or interpretations of a financial firm that is authorized to purchase or redeem Shares with the Trust (known as “Authorized Participants”), a third party selected by the Sponsor to purchase SOL from (such third party, a “Liquidity Provider”), the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, Liquidity Provider, the Trust or the Sponsor as a money service business under the regulations promulgated by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, Liquidity Provider, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the shares.

●	The treatment of the Trust for U.S. federal Income tax purposes is uncertain.

●	The treatment of digital currency for U.S. federal income tax purposes is uncertain.

●	Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.
iv

v

PART I

Item 1. Business.

Summary

The VanEck Solana ETF (the “Trust”) was formed as a Delaware statutory trust on November 30, 2021. The Trust operates pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement dated December 9, 2025 (the “Trust Agreement”). The purpose of the Trust is to own Solana (“SOL”) transferred to the Trust in exchange for shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist primarily of SOL held by one or more third-party custodians (the “SOL Custodians”).

The Trust is managed and controlled by the sponsor VanEck Digital Assets, LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). Gemini Trust Company, LLC (the “SOL Custodian”) and Coinbase Custody Trust Company, LLC (the “Additional SOL Custodian”) are custodians of the Trust. State Street Bank and Trust Company (“State Street”) serves as the Trust’s administrator (the “Administrator”), the transfer agent for the Trust (the “Transfer Agent”) and the cash custodian of the Trust (the “Cash Custodian”).

On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”), the parent of the Sponsor, subject to certain conditions, purchased the “Seed Shares,” comprising 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On October 29, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 400,000 Shares at a per-Share price of $25.00 which was equal to 51,656 SOL. The price of SOL was determined using the MarketVector™ Solana Benchmark Rate (MarketVector Solana Benchmark Rate or the “Index”) on October 29, 2025. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. Delivery of the Seed Creation Baskets was made on October 29, 2025.

The Trust’s net asset value (“NAV”) was $23,539,566 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust were 1,450,000 at December 31, 2025.

The Trust is not actively managed and does not take any actions to take advantage, or mitigate the impacts, of volatility in the price of SOL.

The activities of the Trust include (i) selling Shares in blocks of 25,000 Shares (“Baskets”) to financial firms that are registered broker-dealers (“Authorized Participants” or “APs”) in exchange for cash to purchase SOL or SOL (depending on whether the creation is cash or in-kind); (ii) distributing cash or SOL to Authorized Participants redeeming Baskets; (iii) purchasing or receiving the amount of SOL represented by the Basket being created; (iv) selling SOL (as needed) to distribute cash to Authorized Participants redeeming Shares or to pay the Sponsor’s Fee and Trust expenses not assumed by the Sponsor, if any and (v) using a third party to stake a portion of the Trust’s SOL.

The Trust sells or redeems its Shares in Baskets that are based on the amount of SOL represented by the Basket being created, the amount of SOL being equal to the combined NAV of the number of Shares included in the Basket (net of the accrued but unpaid remuneration due the Sponsor (“Sponsor Fee”) and any accrued but unpaid expenses or liabilities not assumed by the Sponsor). The Trust conducts subscriptions and redemptions in cash or in-kind.

The Sponsor of the Trust maintains a website at https://www.vaneck.com. The information on the Trust’s website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust is also available on the Securities and Exchange Commission (the “SEC”)’s EDGAR database at www.sec.gov.

Trust Objective

The Trust’s investment objective is to reflect the performance of the price of SOL, and rewards earned from staking a portion of the Trust’s SOL, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. federal income tax purposes, less the expenses of the Trust’s operations.

The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond reflecting the performance of the price of SOL and any rewards from staking a portion of the Trust’s SOL. As a result, the Trust will not attempt to speculatively sell SOL at times when its price is high or speculatively acquire SOL at low prices in the expectation of future price increases, nor will the Trust attempt to avoid losses or hedge exposure arising from the risk of changes in the price of SOL. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

Listing

The Shares are listed for trading on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “VSOL.”

SOL and the Solana Network

SOL is a digital asset that is created and transmitted through the operations of the peer-to-peer Solana Network, a dispersed network of computers that operates on cryptographic protocols based on open-source code. It is widely believed that no single entity owns or operates the Solana Network, the infrastructure of which is understood to be collectively maintained by a disparate user base, although some entities, like Solana Labs and the Solana Foundation, and core developers like Anatoly Yakovenko, exert significant influence through a variety of means; the presence of client diversity is lower than on certain other public blockchains; and acting as a validator on the Solana Network is subject to certain minimum requirements, such as hardware requirements and financial costs, which may result in greater barriers to entry to be a validator on the Solana Network than on certain other public blockchains where the minimum requirements may be lower. The Solana Network allows people to exchange tokens of value, called SOL, which are recorded on a public transaction ledger known as a blockchain. SOL can be used to pay for goods and services, including computational power on the Solana Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Solana Network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than SOL on the Solana Network. Smart contract operations are executed on the Solana blockchain in exchange for payment of SOL. Like the Ethereum network, the Solana Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Solana protocol introduced the Proof-of-History (“PoH”) timestamping mechanism. PoH automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is designed to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. PoH is a new blockchain technology that is not widely used and may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users, or it may be subject to outages or fail to function as intended. In addition, there may be flaws in the cryptography underlying PoH, including flaws that affect functionality of the Solana Network or make the network vulnerable to attack.

In addition to the PoH mechanism described above, the Solana Network uses a proof-of-stake consensus mechanism to incentivize SOL holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Validators who engage in malicious activity can result in the forfeiture or “slashing” of a portion or all of the validator’s staked coins. Unlike Ethereum, slashing is not automatically enforced by the network’s source code but is rather by social consensus among the non-misbehaving validators. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. Although anyone can act as a validator on the Solana Network, participating in validation directly has higher hardware and other operational requirements, and it can be more costly than participating in validation on some competing blockchain networks, such as Ethereum.

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana Network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, Inc. (“Solana Labs”), a Delaware corporation, which administered the original network launch and token distribution.

Solana Labs and the Solana Foundation, and core developers such as Anatoly Yakovenko, continue to exert significant influence over the direction of the development of Solana. Most nodes that do not participate in validation (Remote Procedure Call nodes or “RPC nodes”) operate using a single client software implementation called Agave, developed by Anza with a team consisting largely of ex-Solana Labs employees, and at times as much as 90% or more of assets staked by validators have been staked through a single specialized staking client software implementation called Jito. Acting as a validator on the Solana Network is subject to certain minimum requirements, such as hardware requirements and financial costs, which may result in greater barriers to entry to be a validator on the Solana Network than on certain other public blockchains where the minimum requirements may be lower. With that said, the Solana Network, like the Ethereum network, is believed to be decentralized in that it does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of SOL. The source code of the Solana Network is open-source and available to the public. As of September 22, 2025, SolanaBeach.io reports there were approximately 985 validator nodes on the Solana Network, with no single validator node directly controlling more than 4% of the aggregate stake, though the real figure could be higher because some entities may operate multiple nodes (Source: https://solanabeach.io/validators). As of September 22, 2025, more than 600 applications were built on the Solana Network.

MarketVector and the Sponsor believe that certain factors—including the Solana Network’s transaction throughput and transaction fee structures, which compare favorably to some other public blockchain networks, growing DeFi ecosystem, increasing adoption and introduction of new validators to increase performance and improved developer tools—have combined to improve the efficiency of the Solana Network, creating a more dynamic, and more institutional-quality SOL market than in the past. For more information on the risks of SOL, the Solana Network, and investing in the Shares, see “Risk Factors” below.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot SOL market or other digital assets. There can be no assurance that the Trust grows to or maintains an economically viable size. While there are no predetermined criteria for determining whether the Trust has reached an economically viable size, the Sponsor monitors the Trust’s assets and liabilities, average daily trading volume of the Shares and other factors on an ongoing basis. If the Trust is unable to reach or maintain an economically viable size, trading in Shares may occur at wider spreads than other competitor products, which could adversely affect the Shareholders.

Additionally, Shareholders may be subject to a higher expense ratio than expected if the Trust incurred any operating expenses that are not borne by the Sponsor. There is no guarantee that the Sponsor obtains or maintains a commercial advantage relative to competitors offering similar products. Whether or not the Trust is successful in achieving its intended scale depends on a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

The MarketVector Solana Benchmark Rate

MarketVector is the index sponsor and index administrator for the MarketVectorTM Solana Benchmark Rate (“MarketVector Solana Benchmark Rateˮ or “Indexˮ). MarketVector is a wholly-owned subsidiary of VanEck. MarketVector Indexes GmbH is the calculation agent for the MarketVector Solana Benchmark Rate and an affiliate of VanEck.

The MarketVector Solana Benchmark Rate is a U.S. dollar-denominated composite reference rate for the price of SOL. The Index is calculated daily between 00:00 and 24:00 (CET) and the Index values are disseminated to data vendors. The Index is disseminated in U.S. dollars and the closing and intraday value is calculated over twenty three-minute intervals pursuant to a methodology referred to as an equal-weighted average of the volume-weighted median price.

The MarketVector Solana Benchmark Rate is designed to be a robust price for SOL in U.S. dollars. There is no component other than SOL in the Index. The underlying trading platforms are sourced from the industry leading BITA Exchange Ranking report, which is issued by BITA GmbH. BITA GmbH (“BITA”) is a Germany-based fintech company that provides enterprise-grade indexes, data and infrastructure to institutions operating in the passive and quantitative investment spaces. Active in the digital asset industry since 2018, BITA GmbH provides crypto calculation, index administration and infrastructure solutions to financial institutions globally. BITA reviews various trading exchanges and analyzes such exchanges to determine whether the exchanges should be approved as a data source (approved exchanges are referred to by BITA as “whitelisted”). BITA’s methodology for evaluating exchanges utilizes a combination of qualitative and quantitative metrics to analyze a comprehensive data set, covering five categories of evaluation. The categories of evaluation include regulatory stability, liquidity, data quality, technology and usability. BITA evaluates each category of each exchange with respect to each different digital asset, with different weights assigned to each category to arrive at a “total score” for each exchange. BITA then ascribes a rating to each exchange and determines the minimum total score for an exchange to be included in each pricing index. Each qualifying exchange is then ranked by BITA according to their “total score” to determine their BITA ranking, which determines the weighting of such exchange in the MarketVector Solana Benchmark Rate. See “The Trust and SOL Prices—Description of the MarketVectorT Solana Benchmark Rate Construction and Maintenance—Description of the MarketVector Solana Benchmark Rate Construction and Maintenance” for more details. The BITA Exchange Ranking report provides a framework for assessing risk of each trading platform and brings transparency and accountability to a rapidly evolving market and industry. Based on the BITA Exchange Ranking report, MarketVector initially selects the top five trading platforms by rank for inclusion in the MarketVector Solana Benchmark Rate. If an eligible trading platform is downgraded by two or more notches in a semi-annual review and is no longer in the top five by rank, it is replaced by the highest ranked non-component trading platform. Adjustments to exchange coverage are announced four business days prior to the first business day of each of June and December at 23:00 CET. The MarketVector Solana Benchmark Rate is rebalanced at 16:00:00 ET on the last trading day of each of May and November. The current exchange composition of the MarketVector Solana Benchmark Rate is Coinbase, Crypto.com, Gemini, Kraken, and OKX.

Net Asset Value Determinations

NAV means the total assets of the Trust which shall consist solely of SOL and cash, less total liabilities of the Trust. The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the SOL Custodian’s accounts on a market approach, determined on a daily basis in accordance with the MarketVector Solana Benchmark Rate price at 4:00 p.m. Eastern time (“ET”).

The Trust’s NAV per Share is calculated by:

●	taking the current market value of its total assets;

●	subtracting any liabilities; and

●	dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day is released after 4:00 p.m. Eastern time. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. Eastern time. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. Eastern time and generally no later than 8:00 p.m. Eastern time). The pause between 4:00 p.m. Eastern time and 5:30 p.m. Eastern time (or later) provides an opportunity to detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor monitors for significant events related to crypto assets that may impact the value of

SOL and determines in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s SOL on a given day based (e.g., if the MarketVector Solana Benchmark Rate is not available the Sponsor). In certain circumstances, the Sponsor determines whether to fair value the Trust’s SOL on a given day on whether certain pre-determined criteria have been met. For example, if the MarketVector Solana Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may utilize the alternate benchmark. The Sponsor may also fair value the Trust’s SOL using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s SOL using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.).

Accordingly, the NAV of the Trust may reflect the fair value of SOL rather than the SOL market prices on certain exchanges at 4:00 p.m. Eastern time. Fair value pricing involves subjective judgments, and it is possible that a fair value determination for SOL or other assets is materially different than the value that could be realized upon the sale of such SOL or asset. In addition, fair value pricing could result in a difference between the prices used to calculate the Trust’s NAV and the prices used by the MarketVector Solana Benchmark Rate.

Intraday Indicative Value

The Sponsor, in conjunction with the Administrator, works in good faith to determine the fair value and implement the correct calculation of the Trust’s NAV. The NAV for the Trust is calculated by the Administrator once a day and is disseminated daily to all market participants at the same time. Quotation and last-sale information regarding the Shares is disseminated through the facilities of the Consolidated Tape Association (“CTA”). In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, ICE Data Indices, LLC calculates and disseminates throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated by taking creation unit holdings and updating that value throughout the trading day to reflect changes in the price of SOL; this value is then divided by the numbers of shares per creation unit in order to calculate an IIV on a “per share” basis.

The IIV disseminated during the Exchange core trading session hours should not be viewed as an actual real time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments. The Trust provides the IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours (9:30 a.m. to 4:00 p.m. E.T.). The IIV is disseminated on a per Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. Eastern time to 4:00 p.m. Eastern time. ICE Data Indices, LLC disseminates the IIV value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the Exchange’s website and is available through on-line information services such as Bloomberg and Reuters. The IIV may differ from the NAV due to the differences in the time window of trades used to calculate each price (the NAV uses a sixty-minute window, whereas the IIV draws prices from the last trade on each exchange in an effort to produce a relevant, real-time price). The Sponsor does not believe this causes confusion in the marketplace, as Authorized Participants are the only Shareholders who interact with the NAV and the Sponsor communicates its NAV calculation methodology clearly.

There are many instances in the market today where the IIV and the NAV of an ETF are subtly different, whether due to the calculation methodology, market hours overlap or other factors. The Sponsor has seen limited or no negative impact on trading, liquidity or other factors for exchange-traded funds in this situation. The Sponsor believes that the IIV closely tracks the globally integrated SOL price as reflected on the contributing real SOL trading platforms.

Dissemination of the IIV provides additional information that is not otherwise available to the public and is useful to Shareholders and market professionals in connection with the trading of the Trust’s Shares on the Exchange. Shareholders and market professionals are able throughout the trading day to compare the market price of the Trust and the IIV. If the market price of the Trust’s Shares diverges significantly from the IIV, market professionals have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the IIV, a market professional could buy the Trust’s Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the IIV and thus can be beneficial to all market participants.

Secondary Market Trading

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL (or corresponding amount of cash) equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of SOL or other portfolio investments. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. Shares trade in the secondary market on the Exchange.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of SOL.

The Sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor has developed a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor appoints and may remove the Trust’s other service providers, including the Trustee, Administrator, Transfer Agent, SOL Custodian, Additional SOL Custodian, Staking Services Provider and Marketing Agent (as defined below), as well as any additional replacement or successor service providers. The Sponsor has agreed to pay all ordinary operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Administrator

State Street Bank and Trust Company serves as the Trust’s administrator (the “Administrator”). The Administrator’s principal address is One Congress Street, Boston, MA 02111. Under the Trust’s Administration Agreement between State Street Bank and Trust Company and the Trust (the “Trust Administration Agreement”) and a separate cash custodian agreement, the Administrator provides certain administrative and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s SOL and calculating the net asset value per Share of the Trust and the net asset value of the Trust and maintaining the books of account of the Trust. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services.

The Transfer Agent

State Street Bank and Trust Company serves as the transfer agent for the Trust (the “Transfer Agent”). The Transfer Agent: (1) issues and redeems Shares of the Trust; (2) responds to correspondence by Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust. The Trust’s Transfer Agent facilitates the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants.

The Cash Custodian

Under the cash custodian agreement (the “Cash Custody Agreement”), State Street Bank and Trust Company acts as custodian for the Trust’s cash (in such capacity, the “Cash Custodian”). The Cash Custodian is responsible for, among other things, maintaining a separate deposit account or accounts for cash in the name of the Trust and determining the amount of SOL and/or cash required for the issuance or redemption, as the case may be, of Shares in creation unit aggregations of the Trust after the end of each trading day.

Under the Cash Custody Agreement between State Street and the Trust, State Street may act as custodian for the Trust’s non-SOL assets, if any, and as Cash Custodian. The Cash Custodian has agreed to, among other things, open and maintain a separate deposit account or accounts of the Trust, to determine the amount of SOL and/or cash required for an issuance or redemption of shares in a Basket and to release and deliver non-SOL assets and pay out cash.

The Cash Custodian credits to the deposit account(s) all cash received by the Cash Custodian from or for the account of the Trust. Upon an instruction to purchase Shares for the account of the Trust, the Cash Custodian pays out cash of the Trust to purchase Shares. Upon an instruction to redeem Shares for the account of the Trust, the Cash Custodian transfers the Shares so as to sell or redeem the Shares and receive proceeds of such sale or redemption.

The Staking Services Provider

SOL Strategies, Inc. (“SOL Strategies”) serves as the Staking Services Provider for the Trust. Pursuant to the Staking Services Addendum to the Custody Agreement (the “Staking Services Agreement”), dated as of September 24, 2025, between SOL Strategies and the Trust, the Staking Services Provider transfers the Trust’s SOL held in its SOL Account to a public blockchain address for the purpose of staking such SOL (the “Staking Services”). The Staking Services Provider regularly credits staking rewards on a recurring basis established by Staking Services Provider, after deducting any (i) applicable payments to the Staking Services Provider as compensation for its services under the Staking Services Agreement; (ii) withholding required by applicable law or regulation; and (iii) transaction fees or commissions imposed by the Staking Services Provider or other third parties.

Staking rewards are recorded at the end of each epoch and distributed thereafter. Initially, block rewards will also be recorded at the end of each epoch and distributed shortly thereafter. However the Trust may elect to adopt a daily rewards system in the future for block rewards, though no such determination has been made as of the date of this registration statement. The Trust will pay the Staking Services Provider 0.28% of the Trust’s total staked assets for the Staking Services.

During the period commencing on November 17, 2025 (the day the Shares are initially listed on the Exchange) and ending on February 17, 2026, the Staking Services Provider has agreed to waive its fees for staking the Trust’s staked assets. The Trust may be responsible for fees charged by the SOL Custodian and/or Additional SOL Custodian for facilitating staking of the Trust’s assets held with such Custodian (the “Custodian Staking Facilitation Fee”). To the extent that a Custodian Staking Facilitation Fee is incurred, such fee shall be paid from the Trust’s staking proceeds by the applicable custodian, deducted from the Trust’s staking proceeds before such amounts are received by the Trust or paid by the Sponsor, and the Sponsor shall be entitled to reimbursement by the Trust of the amount of such Custodian Staking Facilitation Fee that it has paid on the Trust’s behalf. Other than reimbursement by the Trust of the amount of such Custodian Staking Facilitation Fee that the Sponsor has paid on the Trust’s behalf, which is treated as an extraordinary expense, the Sponsor and its affiliates will not receive any compensation from the staked assets of the Trust.

Either party may terminate the Staking Services Agreement upon 60 days’ advance written notice to the other party. Either Party may also terminate the Staking Services Agreement immediately upon written notice to the other party if, in such party’s reasonable discretion, the provision of the Staking Services may violate any applicable law or regulation.

Once the Trust’s SOL is staked and completes its “activation” period (typically two to three days), any staking rewards are posted to the staking ledger at the SOL Custodian. The date that such rewards are deposited to the SOL Custodian account is considered the trade date for the recognition of the staking rewards. The received rewards are retained by the Trust and may be delegated for staking. The staking rewards are recognized as income to the Trust’s daily records on a T+1 basis. In accordance with GAAP, the Trust reports such income in the financial statements based upon trade date in the quarterly and annual reports.

The SOL Custodian

Gemini Trust Company, LLC serves as the Trust’s SOL Custodian and is a fiduciary under § 100 of the New York Banking Law. The SOL Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custody Agreement. The SOL Custodian has its principal office at 315 Park Ave South, Floor 16, New York, NY 10010.

The SOL Custodian makes available to the Trust a custodial account for SOL maintained by the SOL Custodian (“SOL Account”) and access to an omnibus custodial account held at depository institutions or money market funds in the SOL Custodian’s name for the benefit of its customers at which a cash balance may be maintained (“Fiat Account”). The SOL Custodian’s services in respect of the SOL Account (i) allow SOL to be deposited from a public blockchain address to the Trust’s SOL Account and (ii) allow SOL to be withdrawn from the SOL Account to a public blockchain address as instructed by the Trust. The Trust uses the Fiat Account to facilitate the purchase and sale of SOL in connection with the cash creations and redemptions. In respect of the Fiat Account, the SOL Custodian holds the Trust’s cash held in its Fiat Account in one or more omnibus accounts for the benefit of the SOL Custodian’s customers at depository institutions or money market funds.

The Sponsor may, in its sole discretion, add or terminate other SOL custodians. The Sponsor has executed an agreement with Coinbase Custody that allows Coinbase Custody to serve as an additional custodian for the Trust’s assets. The Sponsor may, in its sole discretion, change the custodian for the Trust’s SOL holdings, but it will have no obligation to do so or to seek any particular terms for the Trust from other such custodians. To the extent that the Sponsor adds or terminates other SOL custodians, or changes the custodian for the Trust’s SOL holdings, notification is made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

In addition to the SOL custodial services in connection with the SOL Account, the SOL Custodian also provides the Trust with clearing and settlement services for SOL purchase and sale transactions (“Clearing Services”) between the Trust and Liquidity Providers and Authorized Participants or their designees in connection with the Trust’s creation and redemption processes as well as in connection with transfers of SOL out of the Trust to pay the Sponsor Fee and to reimburse the Sponsor in SOL for payment of extraordinary expenses. These services are detailed within the clearing agreement between the Trust and the SOL Custodian (the “Clearing Agreement”). In connection with the Clearing Services, the SOL Custodian makes available to the Trust a clearing account (the “Clearing Account”), as further described below in “—Custody of the Trust’s Assets.”

The Additional SOL Custodian

Coinbase Custody Trust Company, LLC, serves as the Trust’s Additional SOL Custodian, is a fiduciary under § 100 of the New York Banking Law and is a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended. The Additional SOL Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Additional SOL Custody Agreement. The Additional SOL Custodian has its principal address at 55 Hudson Yards, 550 West 34th Street, 4th Floor, New York, NY 10001.

The Additional SOL Custodian makes available to the Trust a custodial account for SOL maintained by the Additional SOL Custodian (the “Additional SOL Account”). The Additional SOL Custodian’s services in respect of the Additional SOL Account (i) allow all or a portion of the Trust’s SOL allocated to the vault balance (the “Additional SOL Vault Balance”) to be held in the Additional SOL Account, (ii) allow SOL to be deposited from a public blockchain address to the Trust’s Additional SOL Account, (iii) allow SOL to be withdrawn from the Additional SOL Account to a public blockchain address as instructed by the Trust and (iv) allow certain additional services as may be agreed to between the Trust and the Additional SOL Custodian from time to time.

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

General Duty of Care of Trustee

The Trustee is a fiduciary under the Trust Agreement; provided, however, that the fiduciary duties and responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign upon at least 60 days’ prior written notice to the Sponsor; provided, however, that such resignation shall not be effective until such time as a successor Trustee has accepted such appointment. The Sponsor may remove the Trustee at any time upon 60 days’ prior written notice to the Trustee; provided, however, that such removal shall not be effective until such time as a successor Trustee has accepted such appointment.

Upon the resignation or removal of the Trustee, the Sponsor shall appoint a successor Trustee. If no successor Trustee shall have been appointed and shall have accepted such appointment within 60 days after the giving of such notice of resignation or removal, the Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee. Any successor Trustee appointed pursuant to the Trust Agreement shall be eligible to act in such capacity in accordance with this Trust Agreement and, following compliance with the Trust Agreement, shall become fully vested with the rights, powers, duties and obligations of its predecessor under the Trust Agreement, with like effect as if originally named as Trustee. Any such successor Trustee shall notify the Trustee of its appointment by providing a written instrument to the Trustee. At such time the Trustee shall be discharged of its duties herein. Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Trustee shall be a party, or any corporation to which substantially all the corporate trust business of the Trustee may be transferred, shall, subject to the preceding sentence, be the Trustee under the Trust Agreement without further act.

The Transfer Agent

State Street Bank and Trust Company serves as the transfer agent for the Trust (the “Transfer Agent”). The Transfer Agent: (1) issues and redeems Shares of the Trust; (2) responds to correspondence by Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust. The Trust’s Transfer Agent facilitates the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants.

The Marketing Agent

Van Eck Securities Corporation (the “Marketing Agent”), a wholly-owned subsidiary of VanEck, is responsible for reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules and regulations.

The Trust’s Fees and Expenses

The Trust pays the Sponsor the Sponsor Fee, which is a unified fee of 0.30% of average daily net assets that accrues daily and pay monthly. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator makes its determination regarding the Sponsor Fee in respect of each day by reference to the Trust’s NAV as of that day. The Sponsor Fee accrues in U.S. dollars and is payable monthly in arrears in SOL on, or by, the tenth business day of the next month in respect of the prior month. Each month, the Administrator calculates the Sponsor Fee for each day of the month, resulting in a cumulative total in U.S. dollars, which the Administrator then calculates the SOL equivalent of by reference to the Index as of the date of calculation, and the Sponsor then withdraws the corresponding amount of SOL from the Trust’s SOL Account in payment of the Sponsor Fee.

The Sponsor has agreed to pay all ordinary operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. For extraordinary expenses not covered in the previous sentence, the

Sponsor pays these expenses as they become due and seek contemporaneous reimbursement from the Trust in the form of SOL at the time of payment. For extraordinary expenses denominated in dollars, the Sponsor converts the expense amounts into SOL at the Index price on the date the Sponsor seeks such reimbursement from the Trust, withdraws the corresponding amounts of SOL from the Trust as reimbursement for paying such extraordinary expenses of the Trust. For extraordinary expenses denominated in SOL, if any, the Sponsor withdraws the corresponding amounts of SOL from the Trust as reimbursement for paying such extraordinary expenses. Neither the Trust nor the Shareholders shall be responsible for any fees and expenses, including any Solana Network fees, incurred by the Sponsor to withdraw SOL from the Trust’s SOL Account in connection with payment of the Sponsor Fee or Trust expenses not assumed by the Sponsor, or to convert such SOL, once withdrawn, into cash (if applicable).

The Sponsor will sell SOL which may be facilitated by one or more Liquidity Providers and/or the SOL Custodian or an affiliate thereof, in connection with the termination of the Trust and the liquidation of the Trust’s SOL holdings, which the Sponsor shall do at a price which it is able to obtain through commercially reasonable efforts, and arrange for the distribution of the cash proceeds to the Trust’s Shareholders and creditors (if any). The amount of SOL held by the Trust may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of SOL. Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor Fee attributable to Shares held by certain investors, or share a portion of the Sponsor Fee with such investors, subject to certain minimum Shareholding and lock-up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate or sharing of the Sponsor’s Fee will be subject to negotiation and agreement between the Sponsor and the investor on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of, or share, the Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Sponsor Fee rebate or sharing arrangements negotiated by the Sponsor. Any Sponsor Fee rebate, or any sharing of the Sponsor Fee, will be paid from the funds of the Sponsor (including the Sponsor Fee) and not from the assets of the Trust. In addition, the Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. In the future, if the Sponsor decides to waive all or a portion of the Sponsor Fee, Shareholders will be notified in a prospectus supplement, in the Trust’s periodic Exchange Act reports and/or on the Trust’s website.

During the period commencing on November 17, 2026 (the day the Shares are initially listed on the Exchange) and ending on February 17, 2026, the Sponsor agreed to waive the entire Sponsor Fee on the first $1 billion of the Trust’s assets.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust of the amount of SOL represented by the Baskets being created or an amount of cash sufficient to purchase such amount of SOL, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created determined as of 4:00 p.m. Eastern time on the day the order to create Baskets is properly received. Baskets are only redeemed in exchange for delivery to the Trust of the amount of Shares represented by the Basket. The Authorized Participants deliver cash or SOL to create Shares and receive cash or SOL when redeeming Shares. For a redemption in cash, the Sponsor shall arrange for the SOL represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant. The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement, are Nonco, LLC and Virtu Financial Singapore Pte. Ltd. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. For an “in-kind” subscription, Authorized Participants deliver, or arrange for the delivery by the Authorized Participant’s designee of, SOL to the Trust’s account with the SOL Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when Authorized Participants redeem Shares, the Trust, through the SOL Custodian, delivers SOL to such Authorized Participants, or a designee thereof, in exchange for their Shares.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel withdrew their 2019 joint statement regarding broker-dealer custody of crypto asset securities, which was widely perceived as prohibiting broker-dealers from offering custodial services for crypto assets that are not securities. Additionally, on the same day, the SEC released a set of Frequently Asked Questions (FAQs) clarifying its views on broker-dealers’ crypto asset activities. The FAQs stated that (i) SEC Rule 15c3-3 applies only to crypto asset securities, and (ii) broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products.

To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or facilitation of the delivery, of the SOL required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust or the Sponsor (as the case may be), without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits (directly in the case of cash creations and indirectly in the case of SOL deposits) with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The Trust engages in SOL transactions for converting cash into SOL (in association with purchase orders) and SOL into cash (in association with redemption orders). The Trust conducts its SOL purchase and sale transactions by trading directly with third parties selected by the Sponsor (each, a “Liquidity Provider”), who are not registered broker-dealers, pursuant to written agreements between such Liquidity Providers and the Trust. Liquidity Providers may be added at any time, subject to the discretion of the Sponsor. Alternatively, Liquidity Providers may choose to terminate their participation as Liquidity Providers to the Trust at any time. The Trust is not aware of any other affiliation or material relationship between Liquidity Provider and the Authorized Participants or other service providers of the Trust in executing a transaction in SOL with the Trust. Each Liquidity Provider represents to the Trust that it is acting for itself and not for another person, and it is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell SOL from one or more Liquidity Providers. A Liquidity Provider may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of SOL, or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of SOL, or a portion thereof, in the case of a redemption, as indicated in such offer. The Trust then determines, in its sole discretion, which Liquidity Provider that provided a quote to use. Once an offer is accepted it becomes a trade that is binding on both the Trust and the Liquidity Provider. Each Liquidity Provider is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and to maintain practices and policies designed to comply with AML and KYC regulations. The Liquidity Providers as of the date of this Report, which have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement, are Nonco, LLC and Virtu Financial Singapore Pte. Ltd. Current or future Liquidity Providers may be affiliates of, or have material relationships with, the Trust’s current or future Authorized Participants.

The following description of the procedures for the creation and redemption of Baskets is only a summary, and a Shareholder should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and form of Authorized Participant Agreement are incorporated by reference to this Report.

Authorized Participants place orders through the Transfer Agent. The Transfer Agent coordinates with the Sponsor, who in turn coordinates with the Trust’s SOL Custodian in order to facilitate settlement of the Shares and SOL as described in more detail in the Creation Procedures and Redemption Procedures sections below.

The trading prices of many digital assets, including SOL, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of SOL, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value. The Trust is not actively managed and does not take any actions to take advantage, or mitigate the impacts, of volatility in the price of SOL.

In addition, the use of cash creations and redemptions has transaction costs of buying and selling SOL. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring and accounting for transactions in the SOL markets and related cash movements. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Under ordinary circumstances, the Trust does not anticipate that there would be fees or costs related to purchases and sales of SOL because Clearing Services are provided to the Trust without additional charges by the SOL Custodian. To the extent there are unusual or unanticipated fees or costs associated with SOL purchases and sales in connection with creation and redemption activity, the Sponsor would seek to pass these costs to the Liquidity Providers or the Authorized Participants. If unable to do so, the Sponsor would treat these as extraordinary expenses and could decide to seek reimbursement from the Trust to the extent the fees or expenses were paid by the Sponsor on the Trust’s behalf.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Currently, creation orders are only accepted in cash or in-kind. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading (“Business Day”). Purchase orders must be placed by the order cut-off time for a purchase order on a Business Day (the “Creation Order Cut-Off Time”). The Creation Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. The day on which an order is received by the Transfer Agent is considered the purchase order date.

Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Transfer Agent the nonrefundable transaction fee due for the creation order to offset the transfer and other transaction costs associated with the issuance of the Basket. Authorized Participants may not withdraw a creation request. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a creation order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian, or the SOL with the SOL Custodian. If an Authorized Participant fails to consummate the foregoing, the order is cancelled.

For a cash creation, the total deposit of cash required to create each Basket is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the trade date for a purchase order (the “Creation Trade Date”), following receipt of the purchase order from the Authorized Participant, the Trust shall, in its sole discretion, select a Liquidity Provider and execute a trade to purchase SOL from that Liquidity Provider in the amount of the Basket Deposit (the calculation of which is explained below), with the purchased SOL to be delivered by the Liquidity Provider on the Creation Settlement Date in exchange for a cash price to be delivered by the Trust on the Creation Settlement Date. The Liquidity Provider, not the Authorized Participant, shall be responsible for delivering SOL to the Trust. The Authorized Participant shall be responsible for delivering cash to the Trust.

For an in-kind creation, following an Authorized Participant’s placement of a purchase order, the Trust’s SOL Custodian account must be credited with the required SOL by the end of the business day following the purchase order date, or, in the case of cash deposits, the Trust’s Cash Custodian account must be credited with the required cash by the end of the business day following the purchase order date, as applicable. If the Authorized Participant or its designee fails to consummate the foregoing, the order shall be cancelled. Upon receipt of the SOL deposit amount in the Trust’s SOL Custodian account, in the case of in-kind creations, or the cash deposit amount in the Trust’s Cash Custodian account, in the case of cash creations, the Trust notifies the Transfer Agent to release the shares to the Authorized Participant, by directing DTC to credit the number of Shares created to the applicable DTC account.

No Shares will be issued unless and until the SOL Custodian (in the case of in-kind deposits) or Cash Custodian (in the case of cash deposits) has informed the Transfer Agent that the SOL or cash (as applicable) has been received. Disruption of services at the SOL Custodian would have the potential to delay settlement of the SOL related to Share creations. To the extent a Liquidity Provider is not able to deliver SOL associated with a cash purchase order as of a specified time on the settlement date, the Authorized Participant has the option to cancel the order, or the Sponsor may select an alternative execution method for the SOL purchase. To the extent that SOL transfers in connection with a creation order are delayed due to congestion or other issues with the Solana Network, such SOL is not be held in cold storage until such transfers can occur.

SOL held in the Trust’s SOL Custodian account is the property of the Trust and is not leased or loaned under any circumstances.

Determination of Required Deposits

The Basket Cash Component changes from day to day. To determine the Basket Cash Component, the Administrator starts by determining the number of SOL held by the Trust as of the opening of business on that trade date and then subtracts the amount of SOL constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that trade date. For the purposes of the computation of the Basket Deposit, the SOL quantity is displayed to the hundred millionth. Second, this figure, in SOL, is divided by the quotient of the number of Shares outstanding at the opening of business on the trade date divided by 25,000. This produces the Basket Deposit, which is the number of SOL attributable to each Basket as of the opening of business on the trade date. Third, the resulting SOL amount is then valued, in cash, at the Index calculated on the trade date, or in accordance with the other valuation policies described in the registration statement if the Index is not available. This produces the Basket Cash Component. The Basket Deposit, and the Basket Cash Component, so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Deposit determined by the Administrator, as indicated above.

In the case of a cash creation only, by the end of day Eastern time (or such other time as the parties may agree) on the trade date for a purchase order, the Administrator calculates and transmits the Required Cash Creation Total, consisting of (1) the Basket Cash Component, (2) Cash Amount, and (3) any Purchase Slippage, to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in cash on the settlement date for a purchase order (which shall be the Business Day immediately following the trade date unless the Trust, Sponsor and Authorized Participant agree to a different date) (the “Creation Settlement Date”) to the Trust’s account at the Cash Custodian is cleared, immediately available funds by 1:00 p.m. Eastern time. The Trust acknowledges that, if the actual cash purchase price of SOL from the Liquidity Provider is below the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Creation Total shall be reduced accordingly.

In the case of an in-kind creation only, by the end of day Eastern time (or such other time as the parties may agree) on Creation Trade Date, the Administrator will calculate and transmit the Creation Basket Deposit to the Authorized Participant, which the Authorized Participant shall be responsible for delivering in SOL on Creation Settlement Date to the Trust’s Custodian Account.

Delivery of Required Deposits

For a cash creation, on the Creation Settlement Date, the Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of this Report. In the case of a cash creation only, the Trust shall instruct the Cash Custodian to transfer the cash proceeds to the Trust’s Fiat Account. The Liquidity Provider delivers SOL to the Trust’s Clearing Account in exchange for the cash purchase price, a delivery facilitated by the SOL Custodian under the Clearing Agreement. Upon settlement by the SOL Custodian, in its capacity as the provider of Clearing Services pursuant to the Clearing Agreement, of the SOL purchase from the Liquidity Provider and the deposit of SOL in the Trust’s Clearing Account, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by 1:00 p.m. Eastern time on the Creation Settlement Date, and the Creation Order is settled. If the SOL purchase transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant has the option to cancel the Creation Order, in which case the Trust will return the Required Cash Creation Total less the Cash Amount to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase SOL, in which case the Authorized Participant agrees and acknowledges it is responsible for any Purchase Slippage and Cash Amount relating to such alternative execution method. The expense and risk of delivery and ownership of cash until such cash has been received in immediately available, cleared federal funds by the Cash Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

For an in-kind creation, on the Creation Settlement Date, the Authorized Participant or its designee shall deposit the amount of SOL specified in the Creation Basket Deposit in the Trust’s account at the SOL Custodian by 1:00 p.m. Eastern time. Upon settlement by the SOL Custodian, the Trust shall instruct the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent shall direct DTC to credit the number of Shares ordered to the applicable DTC account, by close of business on the Creation Settlement Date and the Creation Order is settled. If the SOL deposit transaction between the Trust and the Authorized Participant or its designee fails to settle, the Authorized Participant has the option to cancel the Creation Order, in which case the Trust will return the Creation Basket Deposit to the Authorized Participant and the Shares will not be issued, or the Sponsor may use an alternative execution method for the Trust to purchase SOL, in which case the Authorized Participant agrees and acknowledges it is responsible for providing any Basket Cash Component, plus any Purchase Slippage and Cash Amount, relating to such alternative execution method. The expense and risk of delivery and ownership of SOL until such SOL has been credited to the Trust’s Custody Account by the SOL Custodian on behalf of the Trust will be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

●	the purchase order or Basket Deposit is not in proper form;

●	it would not be in the best interest of the Shareholders of the Trust;

●	the acceptance of the purchase order or the Basket Deposit would have adverse tax consequences to the Trust or its Shareholders;

●	the acceptance or receipt of the purchase order or the Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Trust, the Sponsor, the Marketing Agent or the SOL Custodian or Cash Custodian make it, for all practical purposes, impracticable or not feasible to process Baskets (including if the Sponsor determines that the investments available to the Trust at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the SOL Custodian or the Cash Custodian will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on SOL or cash being removed from the Trust’s SOL Custodian or Cash Custodian account. Currently, redemption orders are processed in cash or SOL. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the order cut-off time for an order on a Business Day (the “Redemption Order Cut-Off Time”). The

Redemption Order Cut-Off Time is 3:59:59 p.m. Eastern time on a trade date or as otherwise communicated by the Sponsor. A redemption order is effective on the date it is received by the Transfer Agent.

For a cash redemption, on the trade date for a Redemption Order (the “Redemption Trade Date”), following receipt of the Redemption Order from the Authorized Participant, the Trust shall instruct the SOL Custodian to move the SOL in the amount of the Basket Deposit out of the Trust’s account at the SOL Custodian into the Trust’s Clearing Account. On the Redemption Trade Date, the Trust in its sole discretion, shall select a Liquidity Provider and execute a trade to sell the SOL in exchange for cash to be delivered on the settlement date for a Redemption Order (which shall be the Business Day immediately following the Redemption Trade Date unless the Trust, Sponsor, and Authorized Participant agree to a different date) (the “Redemption Settlement Date”). The Liquidity Providers as of the date of this Report, that have agreed to serve as a Liquidity Provider and have consented to be named in the Trust’s registration statement are Nonco, LLC and Virtu Financial Singapore Pte. Ltd. Additional Liquidity Providers may be added at any time, subject to the Sponsor’s sole discretion. The Redemption Settlement Date shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Liquidity Provider, not the Authorized Participant, shall be responsible for purchasing SOL from the Trust. By placing a Redemption Order, an Authorized Participant agrees to facilitate the delivery of the Basket of Shares.

For an in-kind redemption, on the Redemption Trade Date, the Trust shall instruct the SOL Custodian to deliver SOL to the Authorized Participant or its designee on the Redemption Settlement Date. The Redemption Settlement Date, in the case of an in-kind redemption order, shall be the immediately following Business Day after the Redemption Trade Date, unless the parties otherwise agree in writing. The Authorized Participant, or its designee, shall be responsible for receiving SOL from the Trust in the case of an in-kind redemption order.

Once the Transfer Agent notifies the SOL Custodian or Cash Custodian (as applicable), the Sponsor and the Administrator that the Shares have been received in the Trust’s DTC account, the Administrator shall instruct the SOL Custodian or Cash Custodian (as applicable) to transfer the redemption SOL or cash amount from the Trust’s SOL Custodian or Cash Custodian account to the Authorized Participant.

SOL held in the Trust’s SOL Custodian account is the property of the Trust and is not leased, or loaned under any circumstances.

Determination of Redemption Distribution

By 8:00 p.m. Eastern time (or such other time as the parties may agree) on the Redemption Trade Date, in the case of a cash Redemption Order, the Administrator calculates the Required Cash Redemption Total that the Trust is responsible for delivering in cash on Redemption Settlement Date to the Authorized Participant’s designated bank account. The Required Cash Redemption Total consists of (1) Basket Cash Component, minus (2) the Cash Amount, and minus (3) any Redemption Slippage. The Trust acknowledges that, if the actual cash sale price realized from selling SOL to the Liquidity Provider is above the Basket Cash Component, the Authorized Participant shall be entitled to retain the difference and the Required Cash Redemption Total shall be increased accordingly.

By 8:00 p.m. Eastern Standard Time (or such other time as the parties may agree) on Redemption Trade Date, in the case of an in-kind Redemption Order, the Administrator calculates the Creation Basket Deposit that the Trust is responsible for delivering in SOL on Redemption Settlement Date to the Authorized Participant’s or its designee’s account at the SOL Custodian.

Delivery of Redemption Distribution

On the Redemption Settlement Date, in the case of a cash Redemption Order, the Liquidity Provider delivers cash to the Trust’s Fiat Account in exchange for SOL, as facilitated by the SOL Custodian under the Clearing Agreement. Upon settlement of the SOL sale by the Trust to the Liquidity Provider and the receipt of the Liquidity Provider’s cash in the Trust’s Fiat Account, the Trust shall instruct the SOL Custodian to transfer the cash to the Trust’s Cash Custodian account. The Trust shall then instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the Cash Custodian to transfer the Required Cash Redemption Total to the Authorized Participant’s designated bank account and the Redemption Order is settled.

If the SOL sale transaction between the Trust and the Liquidity Provider fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its SOL and the Authorized Participant will retain the associated Shares and will not receive any cash, or the Sponsor may use an alternative execution method for the Trust to sell SOL, in which case the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. If the Trust’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will also be delayed.

On the Redemption Settlement Date, in the case of an in-kind Redemption Order, the Trust shall instruct the Transfer Agent to deliver the Authorized Participant’s Shares in the Creation Basket Deposit back to the Trust, in exchange for which the Trust shall instruct the SOL Custodian to transfer the SOL in the Creation Basket Deposit to the Authorized Participant’s or its designee’s account at the SOL Custodian and the Redemption Order shall be settled. The Trust shall have no obligation to instruct the SOL Custodian to transfer SOL to the Authorized Participant or its designee unless and until the Trust’s DTC account has been credited with all of the Shares relating to the Creation Baskets to be redeemed. If the SOL transfer between the Trust’s SOL Custodian Account and the Authorized Participant’s or its designee’s SOL Custodian account fails to settle, the Authorized Participant shall have the option to cancel the Redemption Order, in which case the Trust will retain its SOL and the Authorized Participant will retain the associated Shares and will not receive any SOL, or the Sponsor may use an alternative execution method for the Trust to sell SOL, in which case the Authorized Participant will receive cash, and the Authorized Participant agrees and acknowledges it is responsible for any Redemption Slippage and Cash Amount relating to such alternative execution method. Notwithstanding the forgoing, the Sponsor may extend the period for delivery of redemption proceeds in connection with stressed liquidity conditions resulting from the Trust’s staking program.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of SOL is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for the protection of the Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of SOL decreases before such Authorized Participant is able to complete such redemption order, such Authorized Participant may sustain a loss with respect to the amount that it would have been able to obtain in exchange for the SOL received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale. None of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, the provider of Clearing Services, the Cash Custodian or the SOL Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. To the extent that the Sponsor suspends the right of redemption, the Trust notifies Shareholders in a prospectus supplement and a current report on Form 8-K or in its annual or quarterly reports.

Redemption orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the SOL Custodian make it for all practical purposes not feasible for the Shares to be delivered under the redemption order. The Sponsor may also reject a redemption order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 25,000 Shares (i.e., 1 Basket) or less.

The Marketing Agent shall notify the Authorized Participant of a rejection or suspension of any redemption order. The Marketing Agent is under no duty, however, to give notification of any specific defects or irregularities nor shall the

Marketing Agent or the Trust incur any liability for the failure to give any such notification. The Trust and the Marketing Agent may not revoke a previously accepted redemption order.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant. Each Authorized Participant has agreed to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Certain United States Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below). The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, non-U.S. persons, brokers or dealers, traders, entities that are partnerships or S-corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons subject to the federal alternative minimum tax, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences (or any consequences under any U.S. federal tax law other than U.S. federal income tax law) that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;

●	a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.
18

If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. . As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust intends to operate so that it qualifies to be treated as a grantor trust for U.S. federal income tax purposes. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter.

If the IRS were to successfully assert that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

The Trust has taken the position that staking activities, to the extent treated as conducted by the Trust by reason of its relationship with Staking Services Provider, are consistent with its qualification as a grantor trust. If the IRS were to successfully challenge this position, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket, the delivery of SOL to the Trust in exchange for a pro rata share of the underlying SOL represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the SOL held in the Trust will be the same as its tax basis and holding period for the SOL delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying SOL related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies SOL as “property” that is not currency for U.S. federal income tax purposes and clarifies that SOL can be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of SOL. Because SOL is a new technological innovation, the U.S. federal income tax treatment of SOL or transactions relating to investments in SOL may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving SOL. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in SOL or in transactions relating to investments in SOL is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. This discussion assumes that any SOL the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Although the Trust generally does not intend to sell SOL, it may use SOL to pay certain expenses of the Trust, which under current IRS guidance will be treated as a sale of such SOL, and/or it may periodically sell SOL in an amount sufficient to pay those expenses using fiat currency. If the Trust sells SOL (for example to generate cash to pay fees or expenses) or is treated as selling SOL (for example by using SOL to pay fees or expenses), a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the SOL that was sold. A Shareholder’s tax basis for its share of any SOL sold by the Trust should generally be determined by multiplying the Shareholder’s total basis for its share of all of the SOL held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of SOL sold, and the denominator of which is the total amount of the SOL held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the SOL remaining in the Trust should be equal to its tax basis for its share of the total amount of the SOL held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the SOL that was sold or treated as sold.

Upon a Shareholder’s sale of some or all of its Shares (other than a redemption), the Shareholder will be treated as having sold the portion or all, respectively, of its pro rata share of the SOL held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the SOL held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling SOL) will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period of greater than one year in its pro rata share of the SOL that was sold. The Trust plans to treat a redemption of a some or all of a Shareholder’s Shares, in exchange for cash, in the same manner as a sale of some or all of a Shareholder’s Shares (as described above) for that amount of cash, though no assurance can be provided that the IRS will not take a different position.

Gains or losses from the sale of SOL to fund cash redemptions expected to be treated as incurred by the Shareholder that is being redeemed, and the amount of such gain or loss generally will equal the difference between (a) the amount realized pursuant to the sale of the SOL and (b) the Shareholder’s tax basis for the portion of its pro rata share of the SOL held in the Trust that is sold to fund the redemption, as determined in the manner described in the paragraph that is two paragraphs above this one. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event to the Shareholder.

An in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying SOL represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the SOL received in the in-kind redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the SOL held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the SOL received should include the period during which the Shareholder held the Shares redeemed in-kind. A subsequent sale of the SOL received by the Shareholder will be a taxable event, unless a nonrecognition provision of the Code applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the SOL held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the SOL held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption, that is treated as the basis of the SOL received by the Shareholder in the redemption.

Any SOL acquired by the Trust as staking rewards for Staking Activities would be treated as giving rise to ordinary taxable income. Additionally, such SOL will have a separate tax basis and holding period. It is likely that a Shareholder will have a tax basis for its share of any SOL acquired by the Trust as staking rewards equal to the amount of income that it recognizes and the Shareholder’s holding period for such SOL will begin as of the time it recognizes such income.

If a hard fork occurs in the Solana Blockchain, the Trust could hold both the original SOL and the alternative new asset. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, the Trust Agreement requires that, if such a transaction occurs, the Trust will as soon as possible, and subject to the Custody Agreement, direct SOL Custodian to distribute the alternative new asset in kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new alternative asset and for the proceeds to be distributed to the Shareholders. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situation in which airdrops occur, it is clear from the reasoning of the IRS’s guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as the time they are sold. However, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

3.8% Medicare Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% Medicare tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property and may include income from staking rewards. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of SOL by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions, which are nondeductible.

In addition, deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares.

United States Information Reporting and Backup Withholding

The Trustee files certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder is provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). A U.S. Shareholder generally may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Shareholders may be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will generally be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in SOL held by the Trust.

Taxation in Jurisdictions Other Than the United States

Purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States in which they are subject to taxation) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

The foregoing is only a general summary of the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder. EACH PROSPECTIVE SHAREHOLDER IS URGED TO CONSULT ITS OWN TAX ADVISER concerning the U.S. federal, state, local, and non-U.S. tax considerations BEFORE DECIDING WHETHER TO INVEST IN THE SHARES OF THE TRUST.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA, of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the SOL Custodian, the Additional SOL Custodian, the Cash Custodian or any of their respective affiliates (the “Transaction Parties”) provides through this Report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this Report and related materials does not make a Transaction Party a fiduciary to the Plan.

Item 1A. Risk Factors.

Risks Associated with SOL And The Solana Network

The Trading Prices Of Many Digital Assets, Including SOL, Have Experienced Extreme Volatility In Recent Periods And May Continue To Do So. Extreme Volatility In The Future, Including Further Declines In The Trading Prices Of SOL, Could Have A Material Adverse Effect On The Value Of The Shares And The Shares Could Lose All Or Substantially All Of Their Value.

The trading prices of many digital assets, including SOL, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including SOL, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for SOL. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout SOL’s history. SOL prices have continued to exhibit extreme volatility through the date of this Report.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. Some sources report the price of SOL declined 94% overall in 2022, including over 50% in the two months following FTX’s declaration of bankruptcy. The 2022 events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including SOL, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The price of some digital assets, including SOL, has risen following the election of Donald Trump as president of the United States. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including SOL. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain SOL, and there can be no assurance, and there is no present indication, that it would be changed to include SOL in the future. The Digital Asset Stockpile will be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include SOL; however, there will be no new acquisitions of SOL as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of SOL in the expectation of the U.S. government potentially acquiring SOL to fund such an expected reserve, and the market price of SOL may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of SOL as part of the Bitcoin Reserve, though SOL could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of 1 million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring SOL. Even if such legislation providing for the acquisition of SOL were to be introduced at the federal level, it could fail to pass. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this Report that similar legislation at the state level has been introduced in respect of SOL, in the same quantity as legislation in respect of bitcoin. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of SOL by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of SOL, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of SOL and other digital assets, including a depreciation in value. The Trust is not actively managed and does not take any actions to take advantage, or mitigate the impacts, of volatility in the price of SOL.

The Value Of The Shares Depends On The Development And Acceptance Of The Solana Network. The Slowing Or Stopping Of The Development Or Acceptance Of The Solana Network May Adversely Affect An Investment In The Trust.

Digital assets such as SOL have only been introduced within the past 15 years, and the value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, and validators and the potential for malicious activity. SOL itself was conceived only in 2017, and first pre-sold in 2018, with the Solana Network mainnet launching in 2020. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares: digital asset networks, including the Solana peer-to-peer network and associated blockchain ledger (such blockchain, the “Solana Blockchain” and together with the peer-to-peer network, the “Solana Network” or “Layer 1 Solana Network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because SOL is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

The Solana Network, including the cryptographic and algorithmic protocols associated with the operation of the Solana Blockchain, has only been in development since 2017 and in existence (following mainnet launch) since 2020, and SOL markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

●	Digital assets, including SOL, are controllable only by the possessor of both the unique public key and private key or keys relating to the Solana Network address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Solana Network, would affect the ability to transfer digital assets, including SOL, and, consequently, their value.

●	Governance of the Solana Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Solana Network, which may stymie the Solana Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Solana Network, especially long-term problems.

●	The foregoing notwithstanding, the Solana Network’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the Solana Network based on the proposals of such core developers, the Solana Network would be subject to new protocols that may adversely affect the value of SOL.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Solana Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●	As the Solana Network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of Solana’s global development community. Like all software, the Solana Network is at risk of vulnerabilities and bugs that can disrupt ordinary operations or potentially be exploited by malicious actors.

●	Many digital asset networks, including the Solana Network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Solana Network and the value of SOL.

●	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Solana Network, Solana Client, or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Solana Network or SOL as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing,
25

makes it difficult to predict its ultimate effect on the future value of SOL and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like SOL. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Solana Network becoming ineffective, which, if realized, could compromise the security of the Solana Network, or allow a malicious actor to compromise the wallets holding SOL owned by the Trust or others on the Solana Network, which would result in losses to Shareholders. There is no guarantee that new quantum-proof architectures for the Solana Network will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Solana Network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—The Solana Network’s Decentralized Governance Structure May Negatively Affect Its Ability To Grow And Respond To Challenges.” and “—A Temporary Or Permanent “Fork” or a “Clone” Of The Solana Blockchain Could Adversely Affect The Value Of The Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Solana Network may be negatively affected. Such losses of functionality could lead to the Solana Network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for SOL. Even if another digital asset other than SOL were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●	The Solana Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of SOL as well as other Solana Network protocols. The open-source nature of many digital asset network protocols, such as the protocol for the Solana Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Solana Network does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the Solana Network and price of SOL.

●	Software applications running on top of the Solana Network (often referred to as “decentralized applications” or “Dapps,” whether or not decentralized in fact) and smart contract developers depend on being able to obtain SOL to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require SOL in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for SOL. SOL’s price volatility (particularly where SOL prices increase), or the Solana Network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Solana Network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Solana Blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of SOL could be negatively affected.

Moreover, because digital assets, including SOL, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Report.

The Solana Protocol Was Only Conceived In 2017 And The Solana Protocol Or Its Proof-of-History Timestamping Mechanism May Not Function As Intended, Which Could Have An Adverse Impact On The Value Of SOL And An Investment In The Shares.

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper, and introduced the Proof-of-History (“PoH”) timestamping mechanism. PoH is a timestamping mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin and Ethereum, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

PoH is a new blockchain technology that is not widely used, and may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying PoH specifically or the Solana Network generally, including flaws that affect functionality of the Solana Network, the proof-of-stake consensus algorithm, a particular client software implementation, or a user’s wallet software, or make the network vulnerable to attack.

The Solana Network has reportedly suffered seven (7) network-level outage incidents over the past five years, according to Helius (Source: https://www.helius.dev/blog/solana-outages-complete-history).

For example, in 2020, the Solana Network experienced an outage attributed to a bug in the block propagation mechanism, and was offline for at least six hours.

On September 14, 2021, the Solana Network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. During the restart, a second integer overflow bug was discovered and patched.

In January 2022, during a time of high network congestion, the Solana Network experienced degraded performance and partial outages. The disruption was attributed to bots spamming excessive duplicate transactions, significantly reducing network capacity. Blocks took longer than expected to process, leading to transaction success rates dropping by as much as seventy (70) percent.

In April 2022, the Solana Network experienced an unprecedented surge in transaction requests, attributed to bots trying to secure newly minted NFTs through the Metaplex Candy Machine program. This minting mechanism operated on a first-come, first-served basis, creating a strong economic incentive to flood the network with transactions and win the mint. As transaction volume skyrocketed, validators ran out of memory and crashed, ultimately stalling consensus. Insufficient voting throughput prevented the finalization of earlier blocks, preventing abandoned forks from being cleaned up. As a result, validators became overwhelmed by the sheer number of forks they had to evaluate, exceeding their capacity even after restarts and requiring manual intervention to restore the network. The Solana Network was offline for at least eight (8) hours.

In June 2022, the Solana Network experienced a bug with so-called “durable nonce” transactions leading to consensus failures. The Solana Network was offline for at least two and a half hours.

In September 2022, the Solana Network experienced a bug attributed to validators erroneously producing duplicate blocks at the same block height. The Solana Network was offline for at least eight and a half hours.

In February 2023, the Solana Network experienced another bug with its block propagation mechanism. The Solana Network was offline for at least nineteen (19) hours.

In February 2024, the Agave client software implementation experienced a bug affecting its compiler. The Solana Network was offline for around five (5) hours.

In August 2024, a security vulnerability was identified in the Agave client software implementation. The bug was secretly patched following coordination between the Solana Foundation and validators. The Sponsor is not aware of any known reports of malicious activity as a result of the security vulnerability.

Wallet software developed by Phantom Technologies and used by many users of the Solana Network has also allegedly been the subject of cybersecurity incidents that allegedly have resulted in the loss or theft of users’ assets stored in such wallets. See, e.g., Complaint, Murphy et al. v. Phantom Technologies, Case No. 1:25-cv-3060 (S.D.N.Y. filed April 25, 2025). The Sponsor is not aware of the truth or falsity of these claims.

The development of the Solana Network is ongoing and future disruptions, outages, bugs, or other problems could have a material adverse effect on the value of SOL and an investment in the Shares. Likewise, the client software implementation and wallets used by users and validators to access the Solana Network or SOL could suffer future disruptions, bugs, or other problems that could have a material adverse effect on the value of SOL and an investment in the Shares.

Digital Assets Represent A New And Rapidly Evolving Industry, And The Value Of The Shares Depends On The Acceptance Of SOL.

The first major blockchain-based digital asset, bitcoin, was launched in 2009. The Solana Network launched in 2020. In general, digital asset networks, including the Solana Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Banks and other established financial institutions may refuse to process funds for SOL transactions; process wire transfers to or from Digital Asset Trading Platforms, SOL-related companies or service providers; or maintain accounts for persons or entities transacting in SOL. As a result, the prices of SOL are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept SOL in the future.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as SOL, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

●	Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Solana Network, any trading platforms or businesses that facilitate transactions in SOL may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

●	Users, developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with SOL or the Solana Network.

●	The Trust is not actively managed and does not have any formal strategy relating to the development of the Solana Network and does not attempt to avoid or mitigate losses caused by declines in the price of SOL.

Due To The Nature Of Private Keys, SOL Transactions Are Irrevocable And Stolen Or Incorrectly Transferred SOL May Be Irretrievable. As A Result, Any Incorrectly Executed SOL Transactions Could Adversely Affect An Investment In The Trust.

SOL transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the Solana Blockchain, an incorrect transfer of cryptocurrency, such as SOL, or a theft of SOL generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of SOL will regularly be made to or from the Trust’s accounts at the SOL Custodian or the Additional SOL Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s SOL could be transferred from the Trust’s account at the SOL Custodian or the Additional SOL Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s SOL is handled by the SOL Custodian or the Additional SOL Custodian, and the transfer of SOL to and from Liquidity Providers normally takes place through the SOL Custodian’s Clearing Services and is directed by the Administrator and the Transfer Agent. The Sponsor has evaluated the procedures and internal controls of the Trust’s SOL Custodian and the Additional SOL Custodian to safeguard the Trust’s SOL holdings, as well as the procedures and internal controls of the Trust’s Administrator. However, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s SOL could be transferred from the Trust’s SOL Account or Clearing Account at the SOL Custodian or the Additional SOL Account at the Additional SOL Custodian in incorrect amounts or to unauthorized third parties, or to incorrect destination addresses on the Solana Blockchain. Alternatively, if the SOL Custodian’s and the Additional SOL Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s SOL holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its SOL, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s SOL holdings are stolen, including from or by the SOL Custodian or the Additional SOL Custodian, the Trust could lose some or all of its SOL holdings, which could adversely impact an investment in the Shares of the Trust.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s SOL through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred SOL. The Trust will also be unable to convert or recover its SOL transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

A Disruption Of The Internet May Affect Solana Operations, Which May Adversely Affect The SOL Industry And An Investment In The Trust.

The Solana Network relies on the Internet. A significant disruption of Internet connectivity (i.e., one that affects large numbers of users or geographic regions) could disrupt the Solana Network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate.

The Solana Network’s Decentralized Governance Structure May Negatively Affect Its Ability To Grow And Respond To Challenges.

The governance of decentralized networks, such as the Solana Network, is by voluntary consensus and open competition. In other words, the Solana Network has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of the Solana Network may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. Historically the development of the source code of the Solana Network has been overseen by Solana Labs, the Solana Foundation, and other core developers. Core developers’ roles evolve over time, largely based on self determined participation. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset. However, the Solana Network would cease to operate successfully without both validators and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Solana Network. As a general matter, the governance of the Solana Network generally depends on most of members of the Solana community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the Solana Network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. The Solana Network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, miners, and developer talent to abandon the Solana Network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of SOL to decline. If the Solana community is unable to reach consensus in the future, it could have adverse consequences for the network or lead to a fork, which could affect the value of SOL.

Digital Asset Networks Are Developed By A Diverse Set Of Contributors And The Perception That Certain High-Profile Contributors Will No Longer Contribute To The Network Could Have An Adverse Effect On The Market Price Of The Related Digital Asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors but certain identifiable and high-profile contributors may be perceived as playing an impactful role. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Solana Network such as Anatoly Yakovenko is perceived as no longer able to contribute to the Solana Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of SOL, which could adversely impact the value of the Shares.

In another example, FTX, one of the largest Digital Asset Trading Platforms at the time, experienced a high-profile collapse in November 2022. Along with its CEO Sam Bankman-Fried and Alameda Research (a digital asset trading firm also owned by Bankman-Fried), FTX had provided substantial financial and developmental support to the Solana project. Bankman-Fried was also a strong and vocal supporter of SOL and the Solana Network. It does not appear, however, that FTX, Alameda Research, or any other Bankman-Fried-affiliated entity had a formal relationship with Solana Labs or the Solana Foundation, or that Solana Labs or the Solana Foundation were involved in any of FTX, Alameda Research or Bankman-Fried’s alleged misconduct. The price of SOL fell severely immediately following the news of FTX’s insolvency and remained negatively affected by the perceived entanglement with FTX for some time.

In the event a high-profile contributor to the Solana Network, such as Anatoly Yakovenko, is perceived as no longer contributing to the Solana Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of SOL, which could adversely impact the value of the Shares.

The Open-Source Structure Of The Solana Network Protocol Means That The Core Developers And Other Contributors Are Generally Not Directly Compensated For Their Contributions In Maintaining And Developing The Solana Network Protocol. A Failure To Properly Monitor And Upgrade The Solana Network Protocol Could Damage The Solana Network And An Investment In The Trust.

The Solana Network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to SOL development. As new SOL are rewarded solely for validator activity (other than the 500 million minted in 2018 upon launch of the Solana testnet) and are not sold on an ongoing basis to generate revenue to support development activity, and the Solana Network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Solana Network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Solana Network, and the core developers may lack the resources to adequately address emerging issues with the Solana Network protocol. Although the Solana Network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Solana Network. In addition, a bad actor could also attempt to interfere with the operation of the Solana Network by attempting to exercise a malign influence over a core developer. For example, in May 2025, Solana Labs’ co-founder Raj Gokal’s personal information was stolen and leaked by a hacker on the social media website of the music group Migos, which was also hacked. Such attempts could continue, which could interfere with the core developers’ work and ability to maintain and upgrade the source code of the Solana Network. A failure to properly monitor and upgrade the protocol of the Solana Network could damage the network or hurt its ability to appeal to users, validators and application developers. To the extent that material issues arise with the Solana Network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Solana Network and an investment in the Trust may be adversely affected.

Digital Assets May Have Concentrated Ownership And Large Sales Or Distributions By Holders Of Such Digital Assets, Or Any Ability To Participate In Or Otherwise Influence A Digital Asset’s Underlying Network Could Have An Adverse Effect On The Market Price Of Such Digital Asset.

As of September 17, 2025, the largest 100 SOL wallets held approximately 81% of the SOL in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of SOL, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of SOL. Also, because validation on the Solana Network is judged by the heaviest stake weight (i.e., the correct fork among several forks is identified by having the largest amount of staked SOL voting for it), concentrated ownership by a bad actor or colluding bad actors could potentially lead to malicious behavior, such as halting the consensus process or, in the worst case, double spending. See “—The Solana Blockchain Could Be Vulnerable To Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect An Investment In The Trust Or The Ability Of The Trust To Operate.” Any such malicious behavior, if the bad actor or colluding bad actors had a sufficiently large portion of the total outstanding staked assets, could lead to an immediate loss of value of SOL.

One of the larger holders of SOL was historically the FTX bankruptcy estate. Approximately 41 million SOL were held by the FTX bankruptcy estate. The FTX estate sold its SOL holdings to third-party buyers, subject to some restrictions on when the buyers would be able to freely access the acquired SOL. On March 1, 2025, approximately 7.5 million SOL, which represented over 1% of the outstanding supply of SOL at the time, was made available by FTX to the buyers. This may have caused the market price of SOL to decline significantly due to market expectations that all or a portion of the SOL made available by FTX’s estate to the buyers on that date could be immediately re-sold by them, thereby immediately increasing the “circulating supply” of SOL. The FTX estate will continue periodically distributing SOL to buyers in structured distributions through 2028. Future distributions of SOL by the FTX estate to buyers could also cause the SOL price to decrease due to similar market dynamics, which could cause losses to shareholders of the Trust.

The Solana Blockchain Could Be Vulnerable To Centralization Concerns Which Could Adversely Affect The Security And Stability of the Solana Network As Well As The Value Of The Shares.

In the context of blockchain networks and digital assets, although there is no universally accepted definition of “centralization”, concerns arise when a limited number of persons, entities or software infrastructure have a disproportionate amount of control over the network’s operations or governance or could serve as a single point of failure, thereby undermining the network’s ability as a distributed system to continue functioning correctly even if some of its nodes or participants are faulty or malicious (also known as “Byzantine Fault Tolerance”). See also “—The Solana Blockchain Could Be Vulnerable To Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect An Investment In The Trust Or The Ability Of The Trust To Operate.”

Solana Labs and the Solana Foundation continue to exert significant influence over the direction of the development of Solana. Most nodes that do not participate in validation (Remote Procedure Call nodes or “RPC nodes”) operate using a single-client software implementation called Agave, developed by Anza with a team consisting largely of ex-Solana Labs employees. At times, as much as 90% or more of assets staked by validators have been staked through a single specialized staking client software implementation called Jito. As a result, there is a lack of client diversity on the Solana Network. If there are bugs, defects, outages, disruptions or other problems with the Agave or Jito clients, it could take the Solana Network offline, cause the consensus process to halt, or lead to a variety of other problems, all of which could cause the price of SOL to decline. Bugs and other defects in the Agave client have led to multiple outages and disruptions of the Solana Network’s operations as recently as 2024. See “—The Solana Protocol Was Only Conceived In 2017 And The Solana Protocol Or Its Proof-of-History Timestamping Mechanism May Not Function As Intended, Which Could Have An Adverse Impact On The Value Of SOL And An Investment In The

Shares.” Although a new client called Firedancer created by a third party is being developed, it is not currently operational outside of a testnet environment.

The Solana Network is believed to be decentralized in that it does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of SOL. The source code of the Solana Network is open-source and available to the public. As of September 22, 2025, more than 600 applications were built on the Solana Network. As of September 22, 2025, SolanaBeach.io reports there were approximately 985 validator nodes on the Solana Network, with no single validator node directly controlling more than 4% of the aggregate stake (Source: https://solanabeach.io/validators). However, the real figure could be higher because some entities may operate multiple nodes.

Moreover, Jito offers an application that provides a so-called “liquid staking” solution which permits holders of SOL to deposit them with Jito’s smart contract, which stakes the SOL while issuing the holder a transferable token which represents an interest in the staked SOL, with which the holder can then use to transact. At times, Jito has reportedly controlled around a significant percentage of the total staked SOL on the Solana Network, which could pose some centralization concerns.

A Temporary Or Permanent “Fork” Or A “Clone” Of The Solana Blockchain Could Adversely Affect The Value Of The Shares.

The Solana Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of SOL adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Solana Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of SOL running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of SOL at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor, as permitted by the terms of the Trust Agreement, determines which version of the digital asset is generally accepted as the Solana Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

A significant upcoming planned hard fork—referred to as “Alpenglow”—was announced by the core developers in May 2025 and aims to reduce transaction finality time and enhance network security. Alpenglow is anticipated to introduce a new consensus architecture that is intended to replace Solana’s existing Proof-of-History (PoH) and Tower BFT consensus mechanisms with a redesigned protocol composed of Votor and Rotor. Votor is an off-chain consensus mechanism intended to increase the speed of finalizing blocks for faster transaction confirmation, whereas Rotor is a block propagation mechanism intended to replace the existing Turbine protocol to reduce block transmission times and cost. There can be no assurance Alpenglow will be implemented properly, or at all, and Alpenglow and future anticipated upgrades, if any, could fail to work as expected or create vulnerabilities, bugs, defects, outages, disruptions or other problems. Any failure to successfully implement Alpenglow or other future upgrades could undermine confidence in the Solana Network, disrupt application functionality, reduce validator participation and in turn could adversely affect the price of SOL, value of the Shares or the ability of the Trust to operate.

Shareholders May Not Receive The Benefits Of Any Forks Or “Airdrops.”

We refer to the right to receive any benefits arising from a fork, airdrop (defined below), or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The only crypto asset to be held by the Trust will be SOL. The Trust has adopted the following procedures to address situations involving any fork, airdrop or similar event that results in the issuance of Incidental Rights or IR Virtual Currency that the Trust may receive. The Trust Agreement stipulates that, if a fork, airdrop or a similar event occurs , the Sponsor may determine which asset constitutes SOL and which network constitutes the Solana Network. Additionally, the Sponsor has committed to cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. Because the Trust will abandon any Incidental Rights and IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency, and thus the value of the Shares does not reflect the value of the Incidental Rights or IR Virtual Currency. Such Incidental Rights or IR Virtual Currency will not be taken into account for purposes of determining NAV. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency that is not SOL in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders. There can be no assurance as to whether or when the Sponsor would make such a decision, or when the Exchange will seek or obtain this approval, if at all.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Neither the Trust nor the Sponsor shall be under any obligation to claim or attempt to secure or realize any economic benefit from “airdropped” assets, and the Sponsor will cause the Trust to irrevocably and permanently abandon, for no consideration, such Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency associated with the airdropped assets in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders.

In The Event Of A Hard Fork Of The Solana Network, The Sponsor Will, If Permitted By The Terms Of The Trust Agreement, Use Its Discretion To Determine Which Network Should Be Considered The Appropriate Network For The Trust’s Purposes, And In Doing So May Adversely Affect The Value Of The Shares.

In the event of a hard fork of the Solana Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Solana Network, is generally accepted as the Solana Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Solana, users, service providers, businesses, validators and other constituencies, as well as the actual continued acceptance of, staking power, and community engagement with, the Solana Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, security vendors and MarketVector on what is generally accepted as Solana and should therefore be considered “SOL” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In The Event Of A Hard Fork Of The Solana Blockchain, The SOL Custodian’s And The Additional SOL Custodian’s Operations May Be Interrupted Or Subject To Additional Security Risks That Could Disrupt The Trust’s Ability To Process Creations And Redemptions Of Shares Or Otherwise Threaten The Security Of The Trust’s SOL Holdings.

In the event of a hard fork of the Solana Blockchain, the SOL Custodian and the Additional SOL Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer SOL on the Custodian’s platform. Such a delay may be intended to permit the Custodian to assess the resulting versions of the Blockchain, to determine how best to securely “split” the SOL from the forked asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the Custodian’s operations are halted.

In addition, any losses experienced by the Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Any Name Change And Any Associated Rebranding Initiative By The Core Developers Of SOL May Not Be Favorably Received By The Digital Asset Community, Which Could Negatively Impact The Value Of SOL And The Value Of The Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on SOL. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand-name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of SOL and the value of the Shares.

The Solana Blockchain Could Be Vulnerable To Attacks on Transaction Finality and Consensus Processes, Which Could Adversely Affect An Investment In The Trust Or The Ability Of The Trust To Operate.

The Solana Network is currently vulnerable to several types of attacks, including:

●	“33% attack” where, if a validator or group of validators were to gain control of more than 33% of the total staked SOL on the Solana Network, a malicious actor could impede or delay block confirmation or even cause a fork in the blockchain.

●	“50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked SOL on the Solana Network, a malicious actor would be able to gain full control of the Solana Network and the ability to manipulate the blockchain on a forward-looking basis, including censoring transactions following the achievement of threshold, double-spending and fraudulent block propagation, while the attacker maintains the threshold. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.

●	“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked SOL on the Solana Network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation, both on a forward- and backward-looking basis. The attacker could unilaterally finalize their preferred chain without the votes of any other stakers, and could also reverse past finalized blocks.

If a malicious actor, group or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains certain percentages of the validating power dedicated to validation on the Solana Network and is controlled by a bad actor (often referred to as a “51% attack”, though the numerical thresholds vary in the proof-of-stake consensus mechanism of the Solana Network), it may be able to alter the Solana Blockchain on which the Solana Network and SOL transactions rely. The Solana Network’s proof-of-stake consensus mechanism requires a 2/3 supermajority of validators who have staked SOL to vote in favor in order to finalize transactions and add blocks to the Solana Blockchain. If the bad actor were to obtain 2/3 of the total SOL staked in validation processes, it is widely believed that the bad actor could construct fraudulent blocks, “double-spend” its own SOL (i.e., spend the same SOL in more than one transaction), or censor other users’ transactions by preventing them from being confirmed while continuing to validate and confirm its own transactions and earn the associated block reward, thereby enriching itself while also entrenching its own control of the Solana Blockchain. If the bad actor were to obtain 1/3 of the total SOL staked in validation processes, the bad actor could prevent certain transactions from completing in a timely manner, or at all, and prevent the confirmation of other users’ transactions, though this would likely be temporary (since it would likely be penalized for inactivity leakage, resulting in the bad actor’s staked SOL being slashed, as defined below) and it likely could not double spend or propagate fraudulent blocks without the 66% supermajority of staked assets. With control of the respective threshold of total staked assets on the Solana Network, it could be possible for the malicious actor to control, exclude or modify the ordering of transactions on the Solana Blockchain and prevent the confirmation of other users’ transactions, while continuing to mine new SOL and confirm its own blocks, for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Solana Network or the Solana community did not reject the fraudulent blocks as malicious or to the extent that such bad actor did not yield its control of processing power, reversing any changes made to the Solana Blockchain may be difficult or impossible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Solana Network.

For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Any similar attacks on the Solana Network could negatively impact the value of SOL and the value of the Shares.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Solana Network, which could negatively impact the value of SOL and the value of the Shares.

Although there are no known reports of malicious control of the Solana Network, if groups of coordinating or connected SOL holders, that together have more than 50% of outstanding SOL, were to stake that SOL and run validators, they could exert authority over the validation of SOL transactions. This risk is heightened if over 50% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of SOL, the feasibility of a malicious actor obtaining control of the validating power on the Solana Network will increase, which may adversely affect the value SOL and the value of the Shares.

A malicious actor may also obtain control over the Solana Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. See discussion of hacking incident affecting Raj Gokal in “—The Open-Source Structure Of The Solana Network Protocol Means That The Core Developers And Other Contributors Are Generally Not Directly Compensated For Their Contributions In Maintaining And Developing The Solana Network Protocol. A Failure To Properly Monitor And Upgrade The Solana Network Protocol Could Damage The Solana Network And An Investment In The Trust.” To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Solana Network, the risk that a malicious actor may be able to obtain control of the Solana Network in this manner exists. Moreover, it is possible that a group of SOL holders that together control more than 50% of outstanding SOL are in fact part of the initial or core developer group, or are otherwise influential members of the Solana community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding SOL, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Solana Network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

If Validators Exit The Solana Network, It Could Increase The Likelihood Of A Malicious Actor Obtaining Control.

Validators exiting the network could make the Solana Network more vulnerable to a malicious actor obtaining control of a large percentage of staked SOL, which might enable them to manipulate the Solana Blockchain by censoring or manipulating specific transactions, as discussed previously. If the Solana Blockchain suffers such an attack, the price of SOL could be negatively affected, and a loss of confidence in the Solana Network could result. Any reduction in confidence in the transaction confirmation process or staking power of the Solana Network may adversely affect an investment in the Trust.

Blockchain Technologies Are Based On Theoretical Conjectures As To The Impossibility Of Solving Certain Cryptographical Puzzles Quickly. These Premises May Be Incorrect Or May Become Incorrect Due To Technological Advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the Solana Blockchain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the Solana Network, could quickly collapse, and an investment in the Trust may be adversely affected.

The Price Of SOL On The SOL Market Has Exhibited Periods Of Extreme Volatility, Which Could Have A Negative Impact On The Performance Of The Trust.

The price of SOL as determined by the SOL market has experienced periods of extreme volatility and may be influenced by a wide variety of factors. Speculators and investors who seek to profit from trading and holding SOL generate a significant portion of SOL demand. Such speculation regarding the potential future appreciation in the value of SOL may cause the price of SOL to increase. Conversely, a decrease in demand for or speculative interest regarding SOL may cause the price to decline. The volatility of the price of SOL, particularly arising from speculative activity, may have a negative impact on the performance of the Trust.

MarketVector Has Analyzed SOL Trading Platform Data And Developed Insights That Have Informed MarketVector’s Understanding Of The SOL Market And The Design Of The Trust. If Such Data Or Insights Are Inaccurate Or Incorrect, The Value Of An Investment In The Trust May Be Adversely Affected.

MarketVector has relied upon SOL market data in developing its analysis of the SOL market. This analysis has informed MarketVector’s understanding of the SOL market, the design of the Trust and the design of the MarketVector Solana Benchmark Rate. The continued viability of the Trust relies upon access to accurate data, and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

Smart Contracts, Including Those Relating To DeFi Applications, Are A New Technology, And Their Ongoing Development And Operation May Result In Problems, Which Could Reduce The Demand For SOL Or Cause A Wider Loss Of Confidence In The Solana Network, Either Of Which Could Have An Adverse Impact On The Value Of SOL.

Smart contracts are programs that run on the Solana Blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding on the Ethereum network, allowed an attack by a hacker to syphon approximately $60 million worth of ETH from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of ETH reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ETH being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto-asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. In another example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana Networks led to a $320 million theft of Ethereum. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as Solana validators coordinated to upgrade and restart the network. Other smart contracts, such as bridges between blockchain networks and decentralized finance (“DeFi”) protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of SOL, just as they have for other digital assets like Ethereum.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; or certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Solana Network, and smart contracts relating to DeFi applications currently represent a significant source of demand for SOL. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Solana Network and represent a significant source of demand for SOL, public confidence in the Solana Network itself could be negatively affected, such sources of demand could diminish and the value of SOL could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Popular Decentralized Applications Running On Solana May Cease To Operate Or May Migrate To Competing Blockchains, Which May Negatively Impact The Price Of SOL And Make The Solana Network Less Attractive.

Certain decentralized applications currently running on the Solana Blockchain may cease operations due to regulatory concerns, lawsuits or a decline in demand. Additionally, such decentralized applications may also migrate away from Solana to an alternative competing blockchain. One such example is Pump.fun, a decentralized application running on the Solana Blockchain that facilitates the easy launch and sale of meme coins. Pump.fun accounts for a significant portion of the transactions on the Solana Network and is currently responsible for more 24-hour transactions on Solana than any other DeFi protocol. In March 2025, Pump.fun launched its own decentralized exchange on Solana called Pump.swap, and there is speculation that Pump.fun may be planning to launch its own blockchain. If Pump.fun were to migrate away from Solana or cease operations, it could negatively impact the price of SOL, Solana’s transaction volume and could make the Solana Network less attractive.

Validation On The Solana Network Is Subject to Risks, Including Staking Liquidity And Operational Uncertainty On The Solana Network.

Validation on the Solana Network requires SOL to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Solana Network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. In addition, the Solana Networks dictate requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly. The Solana Network sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the validation of blocks with invalid transactions. On the Solana Network, slashing generally operates by social consensus, rather than being automatically hardwired into the protocol’s code. The Solana community generally aspires to slash 100% of staked assets in cases where a Solana node is maliciously trying to violate safety rules and 0% during routine operation. There is currently no automatic slashing in the Solana Network. Rather, for regular consensus, after a safety violation, the Solana Network will halt. The validators will analyze the data prior to the halt and figure out who was responsible and propose that the stake of the malicious actors responsible for the safety violation should be slashed after restart, typically 100%. Separately, as part of the “activating” and “deactivating” or “cooling down” processes of staking, staked SOL will be inaccessible for a variable period of time determined by a range of factors, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Solana Network’s proof-of-stake consensus protocol. “Deactivating” is the request to exit from the active set and no longer participate in the Solana Network’s proof-of-stake consensus protocol. As part of these “activating” and “deactivating” processes of staking on the Solana Network, any staked SOL will be inaccessible for a period of time, as the duration of activating and exiting periods are dependent on a range of factors. The “activating” and “deactivating” periods typically last between two and three days, which is the typical length of one epoch on the Solana Network, although they could last longer because only 25% of total stake is permitted to activate or deactivate during each epoch (the remainder of the total stake in excess of 25% seeking to activate or deactivate during that epoch being deferred to successive following epochs in the same way). This can also be longer depending on network conditions and the total amount of SOL being un-staked globally. As a result, the Trust may not be able to promptly access or liquidate staked SOL to meet redemption requests in amounts that are greater than the portion of the Trust’s SOL that remains un-staked or respond to adverse market conditions. This delay could adversely affect the Trust’s liquidity and its ability to fulfil investor redemptions in a timely manner, particularly during periods of heightened market volatility or significant redemption activity.

The Sponsor is responsible for assessing, managing and periodically reviewing the Trust’s liquidity risk annually. In conducting the liquidity risk assessment, the Sponsor considers all relevant risks, including the Trust’s investment strategy and liquidity during normal and stressed conditions, the Trust’s holdings of cash and cash equivalents and the “activating” and “deactivating” period involved in the staking process, and determines whether any adjustments to the management of the Trust’s liquidity risk are necessary. Potential adjustments may include reducing the proportion of SOL allocated to staking or increasing the amount of SOL kept readily available to meet redemption requests.

The Solana Network requires the payment of base fees, and the practice of paying prioritization fees is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of SOL. Any cybersecurity attacks, security issues, hacks, penalties, slashing events or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such and adversely impact the Solana Network’s adoption or the price of SOL. Any disruption of validation on the Solana Network could interfere with network operations and cause the Solana Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of SOL to decrease. The limited liquidity during the “activation” or “deactivation” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Solana Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of SOL to decrease.

Proof-Of-Stake Blockchains Are A Relatively Recent Innovation, And Have Not Been Subject To As Widespread Use Or Adoption Over As Long A Period Of Time As Traditional Proof-Of-Work Blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Solana Network, and their associated digital assets—including the SOL held by the Trust—have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains and their associated digital assets having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impacts the value of the Trust’s assets.

Since its launch in 2020, Solana has experienced several incidents of prolonged outages and degraded performance. For example, in September 2021, Solana experienced its longest outage of about 17 hours due to a denial of service attack. In 2022, the Solana Network suffered severe congestion for seven consecutive days (January 6-12, 2022) due to a general spam attack causing duplicate transactions resulting in transaction success rates decreasing by approximately 70%. Further, the most recent significant outage reported on Solana’s website occurred on February 6, 2024, and lasted 4 hours and 46 minutes due to a bug in Solana’s Just-in-Time (“JIT”) compilation cache. Continued performance issues could negatively impact adoption of Solana and the price of SOL.

Unlike Some Digital Assets, Which Have A Limit On Outstanding Supply, There Is No Limit On SOL Supply.

Some digital assets have a limit on outstanding supply (“hard cap”) on the supply of outstanding digital assets. There is no hard cap on the supply of SOL, which will continue to be issued as a reward to validators for new blocks. The price of many digital assets like SOL is heavily influenced by supply and demand. If the supply of SOL is inflationary, then in the absence of deflationary forces, SOL could lose value, assuming the same amount of demand.

Operational Cost May Exceed The Award For Validating Transaction, And Increased Transaction Fees May Adversely Affect The Usage Of The Solana Network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Solana Network. This may result in decreased usage and limit expansion of the Solana Network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new SOL costs of validating transactions grow disproportionately, miners may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Solana Network and could adversely affect the value of the SOL held by the Trust.

As a result of SOL’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees.

An acute cessation of validator operations would reduce the collective processing power on the Solana Network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of the relevant threshold of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

A Large Validator Exit Could Lead To Congestion and Deactivation Delays On The Solana Network.

The Trust may be adversely affected by delays in deactivating of its staked assets if a large validator or the Staking Services Provider initiates a mass exit from the Solana Network.

A recent incident on the Ethereum blockchain illustrates the potential impact of such events. In September 2025, Kiln, a major staking provider with over $15 billion in assets staked across multiple networks, exited all 51,000 of its Ethereum validators following a security breach involving its API. This decision led to a 150% spike in Ethereum’s validator exit queue, increasing the total queued Ethereum to 2.6 million Ethereum and extending unbonding times on the Ethereum blockchain to over 45 days.

Although Solana’s staking architecture differs from Ethereum’s, similar risks may arise in the event of a large validator exit. Solana enforces a “deactivation” period for staked SOL withdrawals, typically around two to three days, but this period may be extended if validator churn exceeds protocol thresholds or if network stability is at risk. Typical deactivation is the typical length of one epoch on the Solana Network, but deactivation could last longer than one epoch because only 25% of total stake is permitted to activate or deactivate during each epoch (the remainder of the total stake in excess of 25% seeking to activate or deactivate during that epoch is deferred to successive following epochs in the same way). A mass exit and withdrawal of staked assets by a major validator or validators could result in congestion in the deactivation queue and delayed deactivation of the Trust’s staked SOL. In addition, a mass exit could also lead to disruption of earning staking rewards if there is a prolonged deactivation period, during which staked SOL will not earn any new staking rewards and will not be able to be restaked until the deactivation period ends.

These risks may materially and adversely affect the Trust’s ability to maintain liquidity and accurately value its SOL holdings. There can be no assurance that validator-related disruptions will not occur or that their impact will be limited.

Risks Associated with the Digital Asset Markets

Recent Developments In The Digital Asset Economy Have Led To Extreme Volatility And Disruption In Digital Asset Markets, A Loss Of Confidence In Participants Of The Digital Asset Ecosystem, Significant Negative Publicity Surrounding Digital Assets Broadly And Market-Wide Declines In Liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned, and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX was also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco, (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York. In September 2025, Gemini and the SEC reached a preliminary settlement to resolve the lawsuit over the Gemini Earn program, with the SEC closing its investigation without pursuing enforcement action, though formal approval of the settlement is still pending.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities law framework for digital assets may resolve the case. In February 2025, Coinbase and the SEC entered into a joint stipulation to dismiss the SEC’s lawsuit with prejudice, subject to the court’s approval. Kraken has also announced that it reached an agreement in principle with the SEC to dismiss the SEC’s lawsuit, subject to formal approval by the SEC’s Commissioners. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

In January 2025, the SEC launched a Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including SOL, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services. Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace, and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of SOL, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value.

The Value Of The Shares Relates Directly To The Value Of SOL, The Value Of Which May Be Highly Volatile And Subject To Fluctuations Due To A Number Of Factors.

The value of the Shares relates directly to the value of the SOL held by the Trust, and fluctuations in the price of SOL could adversely affect the value of the Shares. The market price of SOL may be highly volatile, and subject to a number of factors, including:

●	an increase in the global SOL supply or a decrease in global SOL demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

●	the adoption of SOL as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana Network, and their ability to meet user demands;

●	manipulative trading activity on digital asset exchanges, which, in many cases, are largely unregulated;

●	the lack of a hard cap on the SOL supply;

●	the needs of decentralized applications, smart contracts, their users, and users of the Solana Network generally for SOL to pay gas fees to execute transactions;

●	forks in the Solana Network, particularly where changes to the Solana Network source code are either not well-received by key constituencies within the Solana community or are not successfully executed or implemented and fail to achieve the functionality such changes were intended to bring about;

●	governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Solana Network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●	Increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions;

●	increased competition from other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer-user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Solana Network;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or SOL, and digital asset exchange rates;

●	consumer preferences and perceptions of SOL specifically and digital assets generally, the Solana Network relative to competing blockchain protocols, and SOL relative to competing digital assets;

●	negative events, publicity and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●	business failures, bankruptcies, hacking, fraud, crime, government investigations or other negative developments affecting digital asset businesses, including digital asset trading platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;
43

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls”, collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, miners and investors in SOL;

●	a “short squeeze” resulting from speculation on the price of SOL, if aggregate short exposure exceeds the number of shares available for purchase;

●	an active derivatives market for SOL or for digital assets generally;

●	monetary policies of governments, legislation or regulation, tariffs, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of SOL as a form of payment or the purchase of SOL on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;

●	fees associated with processing a SOL transaction and the speed at which SOL transactions are settled;

●	the maintenance, troubleshooting, and development of (or lack thereof) the Solana Network including by validators and developers worldwide;

●	the ability for the Solana Network to attract and retain validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Solana Network and SOL transactions, including vulnerabilities against hacks and scalability;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset trading platforms;

●	interruptions in service from or closures or failures of major digital asset trading platforms or their banking partners, or outages or system failures affecting the Solana Network;

●	decreased confidence in digital assets and digital asset trading platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;

●	increased competition from other forms of digital assets or payment services; and

●	the Trust’s own acquisitions or dispositions of SOL, since there is no limit on the number of SOL that the Trust may acquire.

Although returns from investing in SOL have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that SOL will maintain its value in the long, intermediate, short or any other term. In the event that the price of SOL declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of the Shares of the Trust are represented by the MarketVector Solana Benchmark Rate that may also be subject to momentum pricing due to speculation regarding future appreciation in value of SOL, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of SOL has resulted, and may continue to result, in speculation regarding future appreciation in the value of SOL, inflating and making the MarketVector Solana Benchmark Rate more volatile. As a result, SOL may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the MarketVector Solana Benchmark Rate and could adversely affect the value of the Trust.

The Trust is not actively managed and does not and will not have any strategy relating to the development of the Solana Network, nor will the Trust seek to avoid or mitigate losses from declines in the SOL price. Furthermore, the impact of the expansion of the Trust’s SOL holdings on the digital asset industry and the Solana Network is uncertain. A decline in the popularity or acceptance of the Solana Network, or the value of SOL, would harm the value of the Trust.

Digital Asset Networks Face Significant Scaling Challenges, And Efforts To Increase The Volume and Speed Of Transactions May Not Be Successful.

Many digital asset networks, including the Solana Network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. Achieving decentralization may mean that every single node on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. However, this may involve tradeoffs from an efficiency perspective, and impose constraints on throughput. A digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain.

As of September 17, 2025, the Solana Network handled approximately 1,108 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. Since inception, SOL transaction fees have stood at a fixed rate of 0.000005 SOL per transaction. Increased fees and decreased settlement speeds could preclude certain uses for SOL (e.g., micropayments) and could reduce demand for, and the price of, SOL, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Solana Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and DApps outside of the main Solana Network and Solana Blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Solana Network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Solana Network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Solana Network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Solana Network and then post the data, typically in batches, back to the Layer 1 Solana Network where consensus is reached.

“Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Solana Network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Solana Network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Solana Network runs in parallel with the existing Layer 1 Solana Network and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Solana Network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

Many developers are actively researching and testing scalability solutions for public blockchains. However, there is no guarantee that any of the mechanisms in place or being explored for increasing speed and throughput of settlement of the Solana Network transactions will be effective, which could cause the Solana Network to not adequately resolve scaling challenges and adversely impact the adoption of SOL and the Solana Network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Solana Network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. Alternatively, in theory, the widespread adoption of Layer 2 solutions could succeed in reducing congestion on the Layer 1 Solana Network by moving transactions and computational work to the Layer 2 level and thereby reduce direct transactions on the Layer 1 Solana Network, but by reducing transactions on the Layer 1 Solana Network, could reduce demand for SOL on the Layer 1 Solana Network, which could in theory negatively impact the price of SOL. It is possible that proposed changes to the Layer 1 Solana Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Solana Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Solana Network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is possible that proposed changes to the Layer 1 Solana Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Solana Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Solana Network to suffer reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended, could suffer from centralization concerns, or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. Alternatively, if a widely used Layer 2 network were to fail, it could reduce demand for SOL because it would eliminate a source of demand for using SOL to record transactions from the Layer 2 onto the Layer 1 Solana Network. Any of the foregoing could adversely affect the price of SOL or the value of the Shares of the Trust.

If The Digital Asset Award Or Transaction Fees For Recording Transactions On The Solana Network Are Not Sufficiently High To Incentivize Validators, Or If Certain Jurisdictions Continue To Limit Or Otherwise Regulate Validating Activities, Validators May Cease Expanding Validating Power Or Demand High Transaction Fees, Which Could Negatively Impact The Value Of SOL And The Value Of The Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Solana Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks, and confirmations of transactions on the Solana Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by validators on the Solana Network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “—The Solana Blockchain could be vulnerable to attacks on transaction finality and consensus processes, which could adversely affect an investment in the trust or the ability of the trust to operate.”

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Solana Blockchain, or a software upgrade automatically charges fees for all transactions on the Solana Network, the cost of using
46

SOL may increase, and the marketplace may be reluctant to accept SOL as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Solana Network and force users to pay higher fees, thus reducing the attractiveness of the Solana Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Solana Network, the value of SOL and the value of the Shares.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Solana Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Solana Network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for SOL or cash with Authorized Participants.

●	During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Solana Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Solana Network, which may diminish its use. Users or other stakeholders on the Solana Network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Solana Network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Solana Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of SOL and the value of the Shares.

Due To The Unregulated Nature And Lack Of Transparency Surrounding The Operations Of SOL Trading Platforms, Which May Be Subject To Regulation In a Relevant Jurisdiction But May Not Be Complying, They May Experience Fraud, Manipulation, Security Failures Or Operational Problems, Which May Adversely Affect The Value Of SOL And, Consequently, The Value Of The Shares.

Digital asset trading platforms are relatively new and, in some cases, unregulated. Many operate outside the United States. Furthermore, while many prominent digital asset trading platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset trading platforms do not provide this information. Digital asset trading platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset trading platforms, including prominent trading platforms that handle a significant volume of SOL trading.

Many digital asset trading platforms are unlicensed, unregulated, may be subject to regulation in a relevant jurisdiction but may not be complying, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated trading platforms located outside of the United States. Such reports alleged that certain overseas trading platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on noneconomic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their coins. Although these reports concerned bitcoin, it is possible that similar concerns are present for SOL markets as well.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period.

In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym “Bitfinex’d”) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and SOL are different assets, SOL prices may be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The SOL market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many SOL trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of SOL on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash trading may not be available to or employed by digital asset trading platforms, or may not exist at all.

SOL Trading Platforms May Be Exposed To Fraud And Manipulation

The SEC has identified possible sources of fraud and manipulation in the SOL market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in SOL manipulating SOL pricing; (3) hacking of the SOL network and trading platforms; (4) malicious control of the Solana Network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in SOL, new sources of demand for SOL) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to Digital Assets-Prices of SOL may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at SOL trading platforms. The effect of potential market manipulation, front-running, wash trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other trading platforms from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset trading platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation or similar proceedings around the globe. The U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-$600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. On September 8, 2025, SwissBorg, a digital asset platform, experienced a security breach resulting in the unauthorized withdrawal of approximately 193,000 SOL (valued at approximately $41 million). The incident was attributed to a compromise in the API of Kiln, SwissBorg’s staking infrastructure provider. The breach enabled attackers to manipulate staking-related API requests, leading to the loss of funds from SwissBorg’s Solana Earn program. Kiln, a SOC 2 Type II certified staking provider, responded by pausing SOL staking operations and initiating a full incident response. These incidents have resulted in renewed concerns over the security of digital asset platforms.

The potential consequences of a digital asset trading platform failure or failure to prevent market manipulation could adversely affect the value of the Shares. Manipulative trading or market abuse could create artificial or distorted prices, cause a loss of investor confidence in SOL, adversely impact pricing trends in SOL markets broadly, and cause losses from an investment in Shares of the Trust.

In addition, negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Solana Network and result in greater volatility or decreases in the prices of SOL. Furthermore, the closure or temporary shutdown of a digital asset exchange used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset exchange’s failure could adversely affect the value of the Shares.

SOL Trading Platforms May Be Exposed To Front-Running

SOL trading platforms on which SOL trades may be susceptible to “front-running,” which refers to the process when someone uses access to confidential information, or technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running can occur via manipulation of transaction validation and staking processes, or the theft or misappropriation of confidential information by insiders. To the extent that front-running occurs in SOL markets, it may result in concerns as to the price integrity of digital asset exchanges and digital assets more generally.

SOL Trading Platforms May Be Exposed To Wash Trading

SOL trading platforms on which SOL trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by noneconomic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the global digital asset trading market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of SOL and/or negatively affect the market perception of SOL. If they were to affect trading at a trading platform which is used to calculate the MarketVector Solana Benchmark Rate, they could cause the Trust’s NAV to be calculated incorrectly and cause Shareholders to suffer losses. See “-The MarketVector Solana Benchmark Rate May Be Affected By Manipulative Or Fraudulent Practices In The Global SOL Market Or At Constituent Trading Platforms..”

To the extent that wash trading either occurs or appears to occur in SOL trading platforms on which SOL trades, investors may develop negative perceptions about SOL and the digital assets industry more broadly, which could adversely impact the price of SOL and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Competition From Central Bank Digital Currencies And Emerging Payments Initiatives Involving Financial Institutions Could Adversely Affect The Value Of SOL And Other Digital Assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with or replacing SOL and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, SOL. As a result of any of the foregoing factors, the value of SOL could decrease, which could adversely affect an investment in the Trust.

Prices Of SOL May Be Affected Due To Stablecoins (Including Tether And US Dollar Coin (“USDC”)), The Activities Of Stablecoin Issuers And Their Regulatory Treatment.

While the Trust does not invest in and will not hold stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the SOL market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of SOL. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the SOL market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for SOL, could cause artificial rather than genuine demand for SOL, artificially inflating the price of SOL, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether (the “NYAG Settlement Order”). The NYAG Settlement Order states that Bitfinex and Tether are under common ownership and management. Among other things, the NYAG Settlement Order asserts that Tether’s operators made a series of loans of some of the fiat currency reserves backing Tether stablecoins to Bitfinex, which Bitfinex used in its business, including to bridge liquidity difficulties it faced after Bitfinex lost a substantial amount of customer cash due to the actions of a payment processor it employed. In return, Bitfinex gave Tether a receivable promising to pay the funds back. The NYAG Settlement Order finds, among other things, that representations Tether’s operators made that each Tether stablecoin was backed 1:1 by fiat currency reserves were fraudulent under New York’s Martin Act, because some of the fiat currency reserves were replaced by a receivable issued by an affiliate (Bitfinex) without disclosure to the market. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined or financed transactions involving cryptocurrencies, including SOL, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the SOL market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for SOL. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including SOL), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, or new legislation, such as the Guiding and Establishing National Innovation for U.S. Stablecoins Act which prohibits the use of payment stablecoins unless the issuers obtain certain licenses and comply with various regulatory and other requirements, or the removal or migration of prominent stablecoins away from the Solana Network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the SOL market, and affect the value of SOL, and in turn impact an investment in the Shares. Given Bitfinex has in the past been, and is currently, a component of the MarketVector Solana Benchmark Rate, and Bitfinex and Tether are understood to be under common ownership and management, problems with Tether specifically could potentially affect pricing of transactions on Bitfinex or otherwise disrupt Bitfinex’s operations.

Competition From The Emergence Or Growth Of Other Digital Assets Or Methods Of Investing In SOL Could Have A Negative Impact On The Price Of SOL And Adversely Affect The Value Of The Shares.

As of September 23, 2025, SOL was the 6th largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of September 23, 2025, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $3.87 trillion (including the approximately $116.5 billion market cap of SOL), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. SOL faces competition from a wide range of digital assets, including Bitcoin and Ethereum. SOL is also supported by fewer regulated trading platforms than more established digital assets, such as Bitcoin and Ethereum, which could impact its liquidity. In addition, SOL is in direct competition with other smart contract platforms, such as Ethereum, Polkadot, Avalanche and Cardano. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as EOS, Tezos, Tron and numerous others, could have a negative impact on the demand for, and price of, SOL and thereby adversely affect the value of the Shares. If other blockchain networks with smart contracts or similar capabilities better meet the needs of users, application developers and/or validators, whether due to higher performance or otherwise, or prove to be more popular than SOL for any reason, it could lead to less activity on the Solana blockchain and lower demand for SOL, causing the price of SOL and the value of the Shares to decline.

In addition, some digital asset networks, including the Solana Network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Solana Network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Solana Classic. As a result, some users of the Solana Classic network may harbor ill will toward the Solana Network. These users may attempt to negatively impact the use or adoption of the Solana Network.

Investors may invest in SOL through means other than the Shares, including through direct investments in SOL and other potential financial vehicles, possibly including securities backed by or linked to SOL and digital asset financial vehicles similar to the Trust, or other futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in SOL directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of SOL are formed and represent a significant proportion of the demand for SOL, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding SOL, could negatively affect the Index, the Trust’s SOL holdings, the price of the Shares, the net asset value of the Trust and the NAV.

The Digital Asset Markets Follow Trends, Certain Trends May Favor Certain Blockchains Over Others, A Trend Change Could Affect The Popularity Of The Solana Blockchain.

There are periods in which certain activities or products in the digital asset markets experience heightened popularity. For example, in 2021 there was an increased interest around non-fungible tokens and high-ticket sales, such as the $69-million-dollar sale of digital artist Beeple’s work at Christies which helped to bring attention to the Ethereum blockchain.

Similarly, meme coins have experienced exponential growth, with the market capitalization of meme coins increasing from $20 billion in January 2024 to $120 billion by early December 2024. Meme coin launches on Solana associated with celebrities, Internet memes, and even politicians such as President Trump and First Lady Melania Trump, as well as Joe Biden, Kamala Harris, Peanut the Squirrel and the $Libra memecoin associated with Argentine president Javier Milei, have brought attention to meme coins and the Solana blockchain on which many prominent memecoin applications are built. During the same time, in 2024, Solana’s total value locked (“TVL”) increased from around $1.4 billion to more than $9 billion. Many meme coins have surged in price upon launch only to quickly fall and never recover, which could create a negative sentiment around meme coins and potentially Solana by association. Meme coins associated with political themes could be subject to unpredictable political winds, or suffer political opposition, which could conceivably affect the Solana Network indirectly by association. Although the Sponsor is not aware of any affiliation between the Solana Network itself and memecoins that are issued by third-party applications built on the Solana Network, memecoin applications, like any other application built on the Solana Network, create demand for SOL to pay transaction fees to record changes of state within the application on the Solana Network. Accordingly, if the memecoin trend were to slow or stop for any reason, it could negatively impact the demand for SOL and thus the SOL price.

Congestion Or Delay On The Solana Network May Delay Purchases Or Sales Of SOL By The Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion on the Solana Blockchain. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Solana Blockchain. Any delay in the Solana Blockchain could affect an Authorized Participant’s ability to buy or sell SOL at an advantageous price resulting in decreased confidence in the Solana Blockchain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Solana Network and the value of the Trust would be adversely affected.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, SOL and adversely impact the value of the Shares.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products, other than those which hold SOL, are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, SOL could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Failure Of Funds That Hold Digital Assets To Receive SEC Approval To List Their Shares On Exchanges Could Adversely Affect The Value Of The Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. However, the SEC has repeatedly denied such requests. If exchange-listing requests continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Digital Asset Treasury Companies’ Risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including SOL.

Digital asset treasury companies are a relatively new phenomenon, and it is impossible to predict all of the risks they could pose to the Trust. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as SOL, when prices are rising, and they may sell such assets when prices are decreasing, potentially making SOL more expensive in a rising market and then causing downward pressure on SOL prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for SOL. Negative events or sentiment surrounding digital asset treasury companies could affect the market for SOL. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of SOL (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Risks Associated with the MarketVector Solana Benchmark Rate

The MarketVector Solana Benchmark Rate Has A Limited History.

The MarketVector Solana Benchmark Rate was developed by MarketVector and has a limited history. MarketVector has substantial discretion at any time to change the methodology used to calculate the MarketVector Solana Benchmark Rate, including the constituent trading platforms that contribute prices to the Trust’s NAV. MarketVector does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else’s into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the MarketVector Solana Benchmark Rate will appropriately track the price of SOL in the future.

The MarketVector Solana Benchmark Rate is based on various inputs which may include price data from various third-party trading platforms and markets. MarketVector does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The MarketVector Solana Benchmark Rate could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The MarketVector Solana Benchmark Rate Could Fail To Track The Global SOL Price, And A Failure Of The MarketVector Solana Benchmark Rate Could Adversely Affect The Value Of The Shares.

Although the MarketVector Solana Benchmark Rate is intended to accurately capture the market price of SOL, third parties may be able to purchase and sell SOL on public or private markets not included among the SOL trading platforms used in calculating the MarketVector Solana Benchmark Rate, and such transactions may take place at prices materially higher or lower than the MarketVector Solana Benchmark Rate. Moreover, there may be variances in the prices of SOL on the various SOL trading platforms used in calculating the MarketVector Solana Benchmark Rate, including as a result of differences in fee structures or administrative procedures on different trading platforms. While the MarketVector Solana Benchmark Rate provides a U.S. dollar-denominated composite index for the price of SOL based on, at any given time, the prices on each such constituent trading Platform or pricing source may not be equal to the value of a SOL as represented by the Index. It is possible that the price of SOL on the SOL trading platforms could be materially higher or lower than the MarketVector Solana Benchmark Rate price. To the extent the MarketVector Solana Benchmark Rate price differs materially from the actual prices available on SOL trading platforms used to calculate it, or the global market price of SOL, the price of the Shares may no longer track, whether temporarily or over time, the global market price of SOL, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of SOL. To the extent such prices differ materially from the MarketVector Solana Benchmark Rate, investors may lose confidence in the Shares’ ability to track the market price of SOL, which could adversely affect the value of the Shares.

If the MarketVector Solana Benchmark Rate is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of SOL, the price of the Shares may no longer track, whether temporarily or over time, the global market price of SOL, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of SOL. To the extent such prices differ materially from the market price for SOL, investors may lose confidence in the Shares’ ability to track the market price of SOL, which could adversely affect the value of the Shares.

MarketVector Has Analyzed SOL Trading Platform Data And Developed Insights That Have Informed MarketVector’s Understanding Of The SOL Market And The Design Of The Trust. If Such Data Or Insights Are Inaccurate Or Incorrect, The Value Of An Investment In The Trust May Be Adversely Affected.

MarketVector has relied upon SOL market data in developing its analysis of the SOL market. This analysis has informed MarketVector’s understanding of the SOL market, the design of the Trust and the design of the MarketVector Solana Benchmark Rate. The continued viability of the Trust relies upon access to accurate data and MarketVector’s continued ability to effectively analyze such data. If data is inaccurate or becomes unavailable, or if MarketVector’s analysis of such data is incorrect, the value of an investment in the Trust may be adversely affected.

The MarketVector Solana Benchmark Rate Used To Calculate The Value Of The Trust’s SOL May Be Volatile, Adversely Affecting The Value Of The Shares.

The price of SOL on public digital asset trading platforms has a limited history, and during this history, SOL prices on the digital asset markets more generally, and on digital asset exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the MarketVector Solana Benchmark Rate is designed to limit exposure to the interruption of individual digital asset trading platforms, the MarketVector Solana Benchmark Rate, and the price of SOL generally, remains subject to volatility experienced by digital asset trading platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible SOL trading platforms is limited, the MarketVector Solana Benchmark Rate will necessarily be composed of a limited number of SOL trading platforms. If an SOL trading platform were subjected to regulatory, volatility or other pricing issues, in the case of the MarketVector Solana Benchmark Rate, the calculation agent would have limited ability to remove such SOL trading platform from the MarketVector Solana Benchmark Rate, which could skew the price of SOL as represented by the MarketVector Solana Benchmark Rate. Trading on a limited number of SOL trading platforms may result in less favorable prices and decreased liquidity of SOL and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring SOL required for the creation of Baskets may increase the market price of SOL on the digital asset markets, which will result in higher prices for the Shares. Increases in the market price of SOL may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of SOL that may result from increased purchasing activity of SOL connected with the issuance of Baskets. Consequently, the market price of SOL may decline immediately after Baskets are created. Decreases in the market price of SOL may also occur as a result of sales in secondary markets by other market participants. If the Index price declines, the value of the Shares will generally also decline.

The MarketVector Solana Benchmark Rate May Be Affected By Manipulative Or Fraudulent Practices In The Global SOL Market Or At Constituent Trading Platforms.

The global SOL market may be subject to fraud and manipulation, see “-Due to the unregulated nature and lack of transparency surrounding the operations of SOL trading platforms, which may be subject to regulation in a relevant jurisdiction, but may not be complying, they may experience fraud, manipulation, security failures or operational problems, which may adversely affect the value of SOL and, consequently, the value of the Shares,” and the MarketVector Solana Benchmark Rate may be affected to the extent they cause global prices of SOL to be subject to factors other than bona fide market forces.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the MarketVector Solana Benchmark Rate. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets on GDAX that was false, misleading or inaccurate. Additionally, between August and September 2016, the CFTC order finds that a former Coinbase employee intentionally placed buy-and-sell orders in the Litecoin/Bitcoin trading pair on GDAX, which he intended to match with one another and result in no loss or gain while creating the appearance of liquidity and trading interest in Litecoin. Ultimately, the transactions resulted in wash transactions that depicted a misleading picture of the Litecoin/Bitcoin market. It is possible that similar phenomena could affect trading platforms facilitating trading in SOL.

Fraudulent and manipulative trading practices remain a risk at many cryptocurrency trading platforms. To the extent they occur at constituent trading platforms used to calculate the MarketVector Solana Benchmark Rate, they could cause the MarketVector Solana Benchmark Rate to report inaccurate prices of SOL, causing the NAV of the Trust to be calculated incorrectly and thereby causing Shareholders to suffer losses.

The Index Administrator Could Experience System Failures Or Errors.

If the computers or other facilities of the index administrator, data providers and/or relevant constituent SOL platforms malfunction for any reason, calculation and dissemination of the MarketVector Solana Benchmark Rate may be delayed. Errors in the MarketVector Solana Benchmark Rat data, the MarketVector Solana Benchmark Rate computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to errors in the MarketVector Solana Benchmark Rate, which may lead to a different investment outcome for the Trust and the Shareholders than would have been the case had such events not occurred.

The MarketVector Solana Benchmark Rate Price Being Used To Determine The Net Asset Value Of The Trust May Not Be Consistent With GAAP. To The Extent That The Trust’s Financial Statements Are Determined Using A Different Pricing Source That Is Inconsistent With GAAP, The Net Asset Value Reported In The Trust’s Periodic Financial Statements May Differ, In Some Cases Significantly, From The Trust’s Net Asset Value Determined Using The MarketVector Solana Benchmark Rate Pricing.

The Trust determines the net asset value of the Trust on each Business Day based on the value of SOL as reflected by the MarketVector Solana Benchmark Rate. The methodology used to calculate the MarketVector Solana Benchmark Rate to value SOL in determining the net asset value of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the MarketVector Solana Benchmark Rate is deemed inconsistent with GAAP, the Trust utilizes a GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor’s management fee and other expenses borne by the Trust are determined using the Trust’s net asset value determined daily based on the MarketVector Solana Benchmark Rate. Such net asset value of the Trust determined using the MarketVector Solana Benchmark Rate may differ, in some cases significantly, from the net asset value reported in the Trust’s periodic financial statements.

The Sponsor Can Remove The MarketVector Solana Benchmark Rate And Use A Different Pricing Or Valuation Methodology Instead.

Under the Trust Agreement, the Sponsor has the exclusive authority to select, remove, change, or replace the pricing or valuation methodology or policies used to value the Trust’s assets and determine NAV and NAV per Share, in its sole discretion. The Sponsor has the right to change the pricing source used to determine NAV and NAV per Share from the MarketVector Solana Benchmark Rate to a different source or index. To the extent that there are material changes to the pricing or valuation methodology or policies or the pricing source described within this paragraph, notification will be made to Shareholders via a prospectus supplement and/or a current report filed with the SEC.

Intellectual Property Rights Claims May Adversely Affect The Trust And The Value Of The Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding SOL. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of SOL. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its SOL. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its SOL. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risks Associated with Investing in the Trust

The Value Of The Shares May Be Influenced By A Variety Of Factors Unrelated To The Value Of SOL.

The value of the Shares may be influenced by a variety of factors unrelated to the price of SOL and the SOL trading platforms included in the MarketVector Solana Benchmark Rate that may have an adverse effect on the price of the Shares. These factors include the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, including the Clearing Services, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares and storage of SOL have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s accounts with the SOL Custodian or the Additional SOL Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;

●	service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate; or
56

●	if the Solana Network introduces privacy-enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy-enhancing features to the Solana Network may increase the potential for SOL to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Trust Is Subject To Market Risk.

Market risk refers to the risk that the market price of SOL held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Shares is subject to market risk, including the possible loss of the entire principal of the investment.

An Investment In Shares Of The Trust Is Different From Directly Owning SOL.

The market value of Shares of the Trust may not have a direct relationship with the prevailing price of SOL, and changes in the prevailing price of SOL similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased SOL directly. The differences in performance may be due to factors such as fees, transaction costs, proceeds from staking activities, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning SOL directly, such as the right to claim airdrops.

Redemption Liquidity Risk

The Trust may be unable to satisfy redemption requests in a timely manner if the volume of such requests exceeds the portion of its SOL holdings that remains un-staked and readily available. Since a significant proportion of Trust’s SOL may be allocated to staking, which is subject to “activation” and “deactivation” and lock-up periods, the Trust may not be able to immediately access or liquidate the staked SOL to meet large or unexpected redemption demands. In such circumstances, investors seeking to redeem their shares may experience delays, particularly during periods of heightened market volatility, Exchange disruption or substantial redemption activity. This could adversely affect the liquidity of the Trust and may result in a material impact on the value of investors’ holdings.

Although the Sponsor monitors and manages liquidity risk pursuant to the Staking Policy, there remains a possibility that redemption requests could exceed the un-staked SOL available for immediate withdrawal. In such cases, the Authorized Participant will have the option to cancel the redemption order, or the Sponsor may delay settlement (i.e., long settle the redemption request) or use an alternative execution method for the Trust to deliver cash in lieu of SOL. Monitoring and risk management procedures, while designed to mitigate such risks, cannot eliminate them entirely—particularly in the event of extreme or unforeseen market conditions, sudden spikes in redemption activity, or operational disruptions. As a result, investors may still face delays or restrictions on redemptions if the volume of requests surpasses the Trust’s available un-staked SOL, which could adversely affect the value and liquidity of their investment.

The NAV May Not Always Correspond To The Market Price Of SOL And, As A Result, Baskets May Be Created Or Redeemed At A Value That Is Different From The Market Price Of The Shares.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s SOL holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of SOL trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply-and-demand forces are at work in the secondary trading market for Shares are related, but not identical, to the supply-and-demand forces influencing the market price of SOL.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share, and the Trust will therefore maintain its intended fractional exposure to a specific amount of SOL per Share.

Shareholders also should note that the size of the Trust in terms of total SOL held may change substantially over time and as Baskets are created and redeemed.

Authorized Participants’ Buying And Selling Activity Associated With The Creation And Redemption Of Baskets May Adversely Affect An Investment In The Shares Of The Trust.

Liquidity Provider’s purchases and Authorized Participants’ and their designees’ transfers of SOL in connection with Basket creation orders may cause the price of SOL to increase, which will result in higher prices for the Shares. Increases in the SOL prices may also occur as a result of SOL purchases by other market participants who attempt to benefit from an increase in the market price of SOL when Baskets are created. The market price of SOL may therefore decline immediately after Baskets are created.

Selling activity associated with sales of SOL by Liquidity Providers or Authorized Participants and their designees in connection with redemption orders may decrease the SOL prices, which will result in lower prices for the Shares. Decreases in SOL prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of SOL by Liquidity Providers and Authorized Participants’ and their designees’ transfers may have on the price of SOL, sales and purchases of SOL by similar investment vehicles, including competing exchange-traded products in the U.S. and other global markets that do or seek to hold SOL, could impact the price of SOL. If the price of SOL declines, the trading price of the Shares will generally also decline.

The Inability Of Liquidity Providers, And Authorized Participants Or Their Designees To Hedge Their SOL Exposure May Adversely Affect The Liquidity Of Shares And The Value Of An Investment In The Shares.

Liquidity Providers and Authorized Participants or their designees will generally want to hedge their SOL exposure in connection with Basket creation and redemption orders, while Authorized Participants would generally want to hedge their exposure to the Trust’s Shares to the extent possible. To the extent Authorized Participants, their designees, and/or Liquidity Providers are unable to hedge their exposure to the Trust’s Shares or SOL respectively due to market conditions (e.g., insufficient SOL liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not participate in creating or redeeming Baskets. In addition, the hedging mechanisms employed by Authorized Participants, their designees, and/or Liquidity Providers and Authorized Participants or their designees to hedge their exposure to the Trust’s Shares or SOL, as applicable, may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market. To the extent Liquidity Providers and Authorized Participants or their designees turn to the market for exchange-traded futures contracts for SOL (“SOL Futures”) as well as the non-exchange traded SOL derivatives markets for their hedging needs in connection with their SOL sales or transfers to and purchases or transfers from the Trust, both the exchange-traded SOL Futures market and the non-exchange traded SOL derivatives markets have limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures and derivatives markets. The liquidity of the market will depend on, among other things, the adoption of SOL and the commercial and speculative interest in the market for the ability to hedge against the price of SOL with exchange-traded SOL Futures and non-exchange traded SOL derivatives. There can be no assurance that such markets will be able to meet the hedging needs of Liquidity Providers and Authorized Participants or their designees, which could cause such Liquidity Providers and Authorized Participants or their designees to refrain from participation in the Trust’s creation and redemption processes, which could have adverse effects on Shareholders such as wider spreads, a breakdown of the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV of the Trust’s SOL holdings, and potentially a disruption of the creation or redemption processes altogether, as described in the following Risk Factors.

If The Process Of Creation And Redemption Of Baskets Encounters Any Unanticipated Difficulties, The Possibility For Arbitrage Transactions By Authorized Participants Intended To Keep The Price Of The Shares Closely Linked To The Price Of SOL May Not Exist, And As A Result, The Price Of The Shares May Fall Or Otherwise Diverge From NAV.

The processes of creation and redemption of Shares (which depend on timely transfers of SOL to and by the SOL Custodian and through the Clearing Services) could be disrupted or encounter challenges due to, for example, the price volatility of SOL, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the SOL Custodian, in its capacity as SOL Custodian under the Custody Agreement and the provider of Clearing Services under the Clearing Agreement. Authorized Participants and Liquidity Providers, who would otherwise be willing to purchase or redeem Baskets or SOL, as applicable, to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying SOL, may decide not to take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect, and reduce their transactions with or even refrain entirely from transacting with the Trust, which could disrupt the processes of creation and redemption of Shares. If such events rise to the level of an emergency or cause creations and redemptions of Shares to be impracticable, the Sponsor may suspend the process of creation and redemption of Baskets. Any disruptions to the process of creating and redeeming Shares could cause trading spreads, and the resulting premium or discount, on Shares compared to NAV to widen. Alternatively, in the case of a Solana Network outage or other problems affecting the Solana Network, the processing of transactions on the Solana Network may be disrupted, which in turn may prevent Liquidity Providers, or Authorized Participants or their designees from depositing or withdrawing SOL from their accounts at the SOL Custodian, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline, and the price of the Shares may fluctuate independently of the price of SOL and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for SOL should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of the Shares may diverge from the value of SOL.

Creation Baskets may be created or redeemed in exchange for SOL or cash. At present, only certain Authorized Participants have the ability to support in-kind creation and redemption activity. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, creates transaction costs of buying and selling SOL that are not present in an in-kind model. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the SOL markets and related cash movements. Furthermore, there are timing costs involved in the risk that the SOL price moves between the time when the NAV is established for a creation/redemption and the time when the SOL is traded (“slippage”). In addition, Liquidity Providers must settle SOL transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Liquidity Provider fails to perform its obligations within the contractually specified time period, the Trust would seek to use an alternate SOL Trading Counterparty to execute the SOL transaction. However, the pricing or terms of the ultimate SOL transaction conducted through the alternate Liquidity Provider, if one is available, after the failure of the original Liquidity Provider to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the original Liquidity Provider. Transaction costs and slippage would be reduced if the Trust were able to use an in-kind creation and redemption model. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant. Whether Authorized Participants who are unable to support in-kind creation and redemption activity and Liquidity Providers as market participants will find it economically viable or commercially attractive to participate in a cash creation and redemption model for an SOL exchange-traded product like the Trust, including a cash creation and redemption model where the Trust selects the Liquidity Provider with whom it executes transactions to buy or sell SOL and the Authorized Participant is not permitted to designate the Liquidity Provider from whom SOL is purchased or sold in connection with the Authorized Participant’s Basket subscription or redemption, is not known; however, there is a risk they will not. If the Trust is unable to attract sufficient Authorized Participants and Liquidity Providers, it will be unable to maintain an efficient arbitrage mechanism for keeping the trading price of the Shares in line with NAV and the value of the underlying SOL held by the Trust, which could negatively affect Shareholders and cause them to purchase or sell Shares at a premium or discount to the value of the underlying SOL, causing losses; alternatively, it could be unable to operate, as there would be no parties who would be able to create new Shares or redeem existing Shares, leading to the Trust being unsuccessful commercially and the Sponsor deciding to terminate and wind up the Trust’s operations. In addition, a failure to settle SOL transactions with Liquidity Providers could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

The Lack Of Ability To Facilitate In-Kind Creations And Redemptions Of Shares Could Have Adverse Consequences For The Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules, such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the SEC’s Division of Trading and Markets and FINRA’s Office of General Counsel of FINRA stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot SOL. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in SOL under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for SOL may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity.

Even with the SEC staff’s recent statement that in-kind creations and redemptions are not prohibited by SEC regulations, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Liquidity Provider or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The Liquidity Of The Shares May Also Be Affected By The Withdrawal From Participation Of Authorized Participants Or Liquidity Providers.

In the event that one or more Authorized Participants or Liquidity Providers withdraw from or cease participation in creation and redemption activity or SOL transactions with the Trust for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Trust Is Subject To Risks Due To Its Concentration Of Investments In A Single Asset Class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: SOL. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SOL. By concentrating its investment strategy solely in SOL, any losses suffered as a result of a decrease in the value of SOL can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

The Lack Of Active Trading Markets For The Shares Of The Trust May Result In Losses On Shareholders’ Investments At The Time Of Disposition Of Shares.

Although Shares of the Trust are expected to be publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, likely will be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Possible Illiquid Markets May Exacerbate Losses, Increase The Variability Between The Trust’s NAV And Its Market Price Or Affect the Trust’s Ability to Meet Cash Creation Orders and Redemption Orders.

SOL is a relatively new asset with a limited trading history. Therefore, the markets for SOL may be less liquid and more volatile than other markets for more established products. It may be difficult to execute a SOL trade at a specific price when there is a relatively small volume of buy and sell orders in the SOL market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire will increase the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so should the Trust need to liquidate its SOL, or making it more difficult for Authorized Participants to acquire or liquidate SOL as part of the creation and/or redemption of Shares of the Trust. To the extent that the Trust conducts creation and redemption transactions for cash, such illiquidity may affect the Trust’s ability to meet such cash creation and redemption orders. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will typically invest in SOL, which is highly concentrated.

The Shares May Trade At A Price That Is At, Above Or Below The Trust’s NAV Per Share As A Result Of The Non-Current Trading Hours Between The Exchange And The Digital Asset Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of SOL, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on the Exchange at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, the Exchange is open for trading in the Shares for a limited period each day, but the digital asset market is a 24-hour marketplace. During periods when the Exchange is closed but constituent trading platforms are open, significant changes in the price of SOL on the digital asset market could result in a difference in performance between the value of SOL as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of SOL on the digital asset market, and the value of SOL as measured by the Index, move significantly in a negative direction after the close of the Exchange, the trading price of the Shares may “gap” down to the full extent of such negative price shift when the Exchange reopens. If the price of SOL on the digital asset market drops significantly during hours the Exchange is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when the Exchange is open, large constituent trading platforms (or a substantial number of smaller constituent trading platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

The Trust Is An “Emerging Growth Company” And It Cannot Be Certain If The Reduced Disclosure Requirements Applicable To Emerging Growth Companies Will Make The Shares Less Attractive To Investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;
61

●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this Report;

●	exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least 12 months, and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Several Factors May Affect The Trust’s Ability To Achieve Its Investment Objective On A Consistent Basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include, without limitation: (1) Liquidity Providers’ or Authorized Participants’ or their designees’ ability and willingness to purchase and sell or transfer or receive SOL in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Solana Network; (3) the SOL market becoming illiquid or disrupted; (4) the Trust’s Share prices being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which SOL trades, resulting in the inability of Liquidity Providers or Authorized Participants’ or their designees’ to execute intended portfolio transactions; (7) accounting standards; (8) Authorized Participants refraining from participating in creation and redemption of Baskets; (9) the MarketVector Solana Benchmark Rate becoming disrupted or unavailable; and (10) the Staking Services Providers’ willingness to provide staking services to the Trust and to do so on the terms of its agreement with the Trust.

The Amount Of SOL Represented By Each Share Will Decline Over Time As The Trust Pays The Sponsor’s Fee And Extraordinary Trust Expenses, And As A Result, The Value Of The Shares May Decrease Over Time.

The amount of SOL represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s SOL to pay for the Sponsor Fee and extraordinary Trust expenses. This dynamic will occur irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of SOL.

Although the Sponsor has agreed to assume all fees and other expenses incurred by the Trust in the ordinary course of its affairs incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor.

Each outstanding Share represents a fractional, undivided interest in the SOL held by the Trust. The Trust does not generate any income and transfers SOL to pay for the Sponsor Fee, and to pay for litigation expenses or other extraordinary expenses. Therefore, the amount of SOL represented by each Share will gradually decline over time.

This is also true with respect to Shares that are issued in exchange for additional deposits of SOL over time, as the amount of SOL required to create Shares proportionally reflects the amount of SOL represented by the Shares outstanding at the time of such creation unit being created. Assuming a constant SOL price, the trading price of the Shares is expected to gradually decline relative to the price of SOL as the amount of SOL represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of SOL represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of SOL.

The Trust Is A Passive Investment Vehicle. The Trust Is Not Actively Managed And Will Be Affected By A General Decline In The Price Of SOL.

The Sponsor does not actively manage the SOL held by the Trust. This means that the Sponsor does not sell SOL at times when its price is high, or acquire SOL at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional SOL investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The Development And Commercialization Of The Trust Is Subject To Competitive Pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, including with respect to the potential creation of competing exchange-traded SOL products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded SOL products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. Such competing products may become available for public exchange trading before the Trust and/or have a lower expense ratio than the Trust, which could have a detrimental effect on the scale and sustainability of the Trust. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale and compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving SOL more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of SOL.

Security Threats To The Trust’s Accounts With The SOL Custodian Or The Additional SOL Custodian Could Result In The Halting Of Trust Operations And A Loss Of Trust Assets Or Damage To The Reputation Of The Trust, Each Of Which Could Result In A Reduction In The Price Of The Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s SOL held in the Trust’s SOL Account and Clearing Account with the SOL Custodian and the Additional SOL Account with the Additional SOL Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s SOL and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor, SOL Custodian or the Additional SOL Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s SOL may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s SOL. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, hack, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the SOL Custodian’s or the Additional SOL Custodian’s operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the SOL Custodian, the Additional SOL Custodian or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the SOL Custodian, the private keys (and therefore SOL) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the SOL Custodian, the Additional SOL Custodian or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, SOL Custodian and the Additional SOL Custodian may be unable to anticipate these techniques or implement adequate preventative measures. The SOL Custodian is also dependent on key service providers, including, without limitation, its data centers, and if these were to cease operation or be the subject of operational problems or security threats, it could affect the Trust’s SOL Account or Clearing Account with the SOL Custodian.

An actual or perceived breach of the Trust’s SOL Account or Clearing Account with the SOL Custodian or Additional SOL Account with the Additional SOL Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

The Clearing Account Permits Hot Storage Which Is Less Secure Than Cold Storage.

Although the Custody Agreement requires the SOL Custodian to hold the Trust’s SOL in its SOL Account in cold storage, SOL may be temporarily stored in an omnibus hot storage wallet associated with the Trust’s Clearing Account in connection with both creations and redemptions, as well as in connection with transfers of SOL out of the Trust to pay the Sponsor Fee and to reimburse the Sponsor in SOL for payment of reimbursable extraordinary expenses paid by the Sponsor. Cold storage is a safeguarding method by which the private key(s) corresponding to SOL is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked or stolen.

If A Liquidity Provider Agreement, The Custody Agreement, The Additional SOL Custody Agreement, An Authorized Participant Agreement, Staking Services Agreement Or Clearing Agreement Is Terminated Or A Liquidity Provider, An Authorized Participant, The SOL Custodian, The Additional SOL Custodian Or The Staking Services Provider Fails To Participate In The Creation Or Redemption Processes Of The Trust Or Fails To Provide Services As Required, The Sponsor May Need To Find And Appoint A Replacement Liquidity Provider, Authorized Participant, SOL Custodian, The Additional SOL Custodian Or The Staking Services Provider Quickly, Which Could Pose A Challenge To The Trust’s Ability To Create And Redeem Shares Or The Safekeeping Of The Trust’s SOL, And The Trust’s Ability To Continue To Operate May Be Adversely Affected.

The Trust is dependent on the SOL Custodian to operate, pursuant to the Custody Agreement and the Clearing Agreement. The SOL Custodian performs essential functions in terms of safekeeping the Trust’s SOL and, via the Clearing Services, facilitates the transfer of SOL to the Trust by Liquidity Providers and Authorized Participants and their designees and from the Trust in connection with creations and redemptions and to pay the Sponsor Fee and extraordinary Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If the SOL Custodian fails to perform the functions it performs for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

The Sponsor could decide to replace the SOL Custodian as the custodian of the Trust’s SOL, pursuant to the Custody Agreement. Similarly, the SOL Custodian under the Custody Agreement and Clearing Agreement may terminate the Custody Agreement and Clearing Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately, upon the occurrence of a Termination Event (as defined below) that is incapable of being cured within 10 business days or if it determines in its sole discretion it is necessary to take such action to comply with applicable laws and regulations or in connection with Gemini’s fraud or other compliance program. Under the Custody Agreement, a “Termination Event” occurs when (i) any representation, warranty, certification or statement made by the Trust was or becomes incorrect in any material respect when made; (ii) the Trust materially breaches, or fails in any material respect to perform any of its obligations under the Custody Agreement; (iii) the Trust requests a postponement of maturity or a moratorium with respect to any indebtedness or is adjudged bankrupt or insolvent, or there is commenced against the Trust a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or the Trust files a petition for bankruptcy or an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing or fails to meet applicable legal minimum capital requirements; or (iv) a change of control of the Trust, or an event, change or development that causes or is likely to cause a material adverse effect on the Trust, or in the ability of the Trust to fulfill its responsibilities under the Custody Agreement, occurs. Transferring maintenance responsibilities of the Trust’s account at the SOL Custodian to another custodian may be complex and could subject the Trust’s SOL to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the SOL Custodian becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform its obligations under the Custody Agreement or Clearing Agreement with the Trust or abruptly discontinues the services it provides to the Trust for any reason, the Trust’s operations would be adversely affected.

On October 19, 2023, Gemini, the SOL Custodian for the Trust, was named in a complaint filed by the New York Attorney General (“NYAG Lawsuit”) against Gemini and other entities, including Genesis and its affiliates (collectively, the “Genesis Entities”) in a New York state court, alleging, inter alia, that Gemini had violated New York’s Martin Act by soliciting money from the public, including persons in New York, with false assurances that an investment program called Gemini Earn, pursuant to which customers of Gemini could deposit money in Earn accounts at Gemini that would then be loaned to the Genesis Entities and repaid with interest by them, was a highly liquid investment and that Genesis was a creditworthy borrower based on the SOL Custodian’s ongoing risk monitoring. On February 9, 2024, NYAG amended its lawsuit to add additional allegations against defendants other than Gemini. No new allegations were made against Gemini as part of the February 9 amendments.

On April 19, 2024, the United States Bankruptcy Court, Southern District of New York in the Genesis bankruptcy proceedings, approved a settlement that allowed for certain payments, on an in-kind “coin-for-coin” basis, to be made. Gemini made certain payments, on an in-kind “coin-for-coin” basis to Gemini Earn investors on May 29, 2024, however, these investors were not made completely whole and were still owed approximately $50 million in cryptocurrency. On June 14, 2024, Gemini and NYAG entered into a Stipulation and Consent to Judgement which resolves claims against Gemini set out in the NYAG Lawsuit as described above (the “NYAG Settlement”). As part of the NYAG Settlement, Gemini will return approximately $50 million worth of digital assets to investors of the Gemini Earn program who were entitled to receive, and did receive, distributions from Gemini on May 29, 2024. Gemini will be required to make such full and complete restitution on an in-kind “coin-for-coin” basis. Additionally, Gemini will be banned from operating any cryptocurrency lending program in New York, unless a future state or federal legislation specifically permits cryptocurrency lending programs in or from the State of New York at which point NYAG’s consent shall be required.

On February 28, 2024, Gemini and the New York State Department of Financial Services (“NYDFS”) announced that they had entered into an administrative consent settlement agreement (the “NYDFS Settlement”) that included findings, primarily with respect to the Gemini Earn program, that Gemini had conducted some of its business in an unsafe and unsound manner, made false or misleading advertising statements, failed to maintain an effective customer due diligence program and committed other violations of New York Banking Law and NYDFS regulations. Pursuant to this settlement, Gemini has agreed to ensure that at least $1.1 billion is returned to Gemini Earn users through the Genesis bankruptcy proceedings that are also creditors in the Genesis bankruptcy. In addition, Gemini has agreed to contribute at least $40 million for the benefit of impacted Gemini Earn users and pay a $37 million fine to NYDFS. In determining the appropriate amount of the penalty, the NYDFS acknowledged and commended Gemini’s cooperation and recognized Gemini’s engagement with the NYDFS on the matters identified in the NYDFS Settlement and its ongoing efforts to remediate the shortcomings identified in the NYDFS Settlement and during the NYDFS’ most recent examination of Gemini.

Additionally, pursuant to the NYDFS Settlement, Gemini agreed to provide an action plan to NYDFS, including implementing the recommendations of an outside consultant in connection with a governance and management assessment, continuing to strengthen its controls, policies and procedures to ensure robust compliance programs in connection with its virtual currency business activity and continuing its cooperation with the NYDFS to remediate the violations identified in the NYDFS Settlement and previous examinations. The NYDFS Settlement also reserves the NYDFS’ right to bring an action against Gemini if Gemini fails to fulfill its obligations under NYDFS Settlement. The NYDFS Settlement does not resolve any other regulatory proceedings or litigation involving Gemini. As a regulated entity with financial services licenses in multiple jurisdictions, it is possible that other regulators may decide to initiate their own action with respect to Gemini based on the findings contained in the NYDFS Settlement.

Gemini, as the SOL Custodian, could be required, as a result of judicial or regulatory determinations, or could choose, to restrict or curtail the services it offers (whether in or from New York State or generally), its licenses could be impacted or its financial condition and ability to provide services to the Trust could be affected as a result of the NYDFS Settlement, NYAG Settlement or other litigation. If the SOL Custodian were to be required or choose, as a result of the NYDFS Settlement, NYAG Settlement or other litigation or regulatory action, to restrict, curtail or terminate the services it offers, it could negatively affect the Trust’s ability to operate, hold SOL or process creations or redemptions of Baskets, which could force the Trust to engage an alternate SOL Custodian or to liquidate and could adversely affect the value of the Shares.

On September 18, 2025, the SEC formally closed its investigation into Gemini regarding Gemini Earn. The SEC has stated that it will not pursue enforcement action at this time. However, the SEC’s decision does not constitute an exoneration and does not preclude future regulatory action. Gemini and the SEC have reached a resolution in principle to settle the related lawsuit, and litigation has been paused pending finalization of settlement terms.

While this closure reduces immediate litigation risk associated with Gemini Earn, regulatory scrutiny of digital asset platforms remains ongoing and subject to change. The Trust may be indirectly affected by future actions involving Gemini.

Similarly, the Additional SOL Custodian performs essential functions in terms of safekeeping the Trust’s SOL in the Additional SOL Vault Balance. If the Additional SOL Custodian fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, Coinbase, Inc., which is an affiliate of the Additional SOL Custodian, and its parent (such parent, “Coinbase Global,” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities does not allege that SOL is a security nor does it allege that Coinbase Inc.’s activities involving SOL caused the alleged registration violations, and the Additional SOL Custodian was not named as a defendant. The SEC’s complaint sought a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties and such other relief as the court deems appropriate or necessary. In March 2025, the SEC moved to dismiss the complaint, which the court granted.

Alternatively, the Sponsor could decide to replace the Additional SOL Custodian as a custodian of the Trust’s SOL, pursuant to the Additional Custodial Services Agreement (the “Additional SOL Custody Agreement”). Similarly, the Additional SOL Custodian could terminate services under the Additional SOL Custody Agreement for any reason and without Cause upon providing the applicable notice to the Trust for any reason, or immediately for Cause (“Cause” is defined in the Additional SOL Custody Agreement as (i) the Trust breaches any provision of the Additional SOL Custody Agreement and such breach is not cured within three business days after notice of such breach is given to the Trust in the case of a payment-related breach or is not cured within 10 business days after notice of such breach is given to the Trust; (ii) the Trust takes any action to dissolve or liquidate; (iii) the Trust becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Trust becomes subject to any bankruptcy or insolvency proceeding; (v) the Additional SOL Custodian becomes aware of any facts or circumstances with respect to the Trust’s financial, legal, regulatory or reputational position which reasonably would materially adversely affect The Trust’s ability to comply with its obligations under the Additional SOL Custody Agreement, and such facts and circumstances cannot be cured within five business days; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Trust’s Additional SOL Account is subject to any pending litigation, investigation or government proceeding; or (viii) the Additional SOL Custodian reasonably suspects the Trust of attempting to circumvent the Additional SOL Custodian’s controls in a manner the Additional SOL Custodian otherwise deems inappropriate or potentially harmful to itself or third parties.) Transferring maintenance responsibilities of the Trust’s account at the Additional SOL Custodian to another custodian may be complex and could subject the Trust’s SOL to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. Also, if the Additional SOL Custodian becomes insolvent, suffers business failure, ceases business operations, default on or fail to perform their obligations under its contractual agreement with the Trust, or abruptly discontinue the services it provides to the Trust for any reason, the Trust’s operations including its creation and redemption processes would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian or perform clearing services under the same terms as the current Custody Agreement, Additional SOL Custody Agreement and Clearing Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or to perform clearing services, the Sponsor may be required to terminate the Trust and liquidate the Trust’s SOL. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custody Agreement, Additional SOL Custody Agreement or Clearing Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

Additionally, the Trust depends on Staking Services Provider(s) to execute staking. Staking rewards proceeds will depend on the success of the Staking Services Provider(s), including the technology used by such parties. If the SOL Custodian, Additional SOL Custodian or a Staking Services Provider experiences technical difficulties or service outages, or is otherwise unable to optimally execute the staking program, the Trust’s receipt of staking rewards and the value of the Shares may be adversely affected.

If an Authorized Participant or a Liquidity Provider suffers insolvency, business failure or interruption, default, failure to perform, security breach, or if an Authorized Participant or a Liquidity Provider chooses not to participate in the creation and redemption processes of the Trust due to the risks described in “—The Inability Of Liquidity Providers To Hedge Their SOL Exposure May Adversely Affect The Liquidity Of Shares And The Value Of An Investment In The Shares” And “—If The Process Of Creation And Redemption Of Baskets Encounters Any Unanticipated Difficulties, The Possibility For Arbitrage Transactions By Authorized Participants Intended To Keep The Price Of The Shares Closely Linked To The Price Of SOL May Not Exist And, As A Result, The Price Of The Shares May Fall Or Otherwise Diverge From NAV,” or for any other reason, and the Trust is unable to engage replacement Authorized Participants or Liquidity Providers on commercially acceptable terms or at all, then the creation and redemption processes of the Trust or the arbitrage mechanism used to keep the Trust’s Shares trading in line with NAV could be negatively affected.

Loss Of A Critical Banking Relationship For, Or The Failure Of A Bank Used By, The Trust Could Adversely Impact The Trust’s Ability To Create Or Redeem Baskets, Or Could Cause Losses To The Trust.

The Cash Custodian and SOL Custodian, under the Clearing Agreement (as defined below), facilitate the creation and redemption of Baskets (in exchange for cash subscriptions by Authorized Participants, or in exchange for redemptions of Shares by Authorized Participants), and other cash movements, including in connection with the purchase of SOL by the Trust to effectuate subscriptions for cash and the selling of SOL by the Trust to effect redemptions for cash or pay the Sponsor Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to effect the liquidation of the Trust’s SOL. The Trust relies on the Cash Custodian and SOL Custodian, in connection with the Trust’s Fiat Account, to hold any cash related to the purchase or sale of SOL. To the extent that the Trust faces difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, including the Cash Custodian or the banks at which the SOL Custodian, in connection with the Trust’s Fiat Account, maintains customer cash balances (including the cash balance of the Trust held in the Fiat Account), or the imposition of operational restrictions by these banking partners and the inability for the Trust to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank or money market fund in which the Trust holds cash, including the cash associated with the Trust’s account at the Cash Custodian or the Trust’s Fiat Account with the SOL Custodian (which is held at the SOL Custodian’s Banks (as defined below) or Money Market Funds (as defined below) for the benefit of its customers, including the Trust), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, NYDFS took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023 stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

If the Cash Custodian, the SOL Custodian, the Additional SOL Custodian or the Banks or Money Market Funds at which the SOL Custodian holds customer cash balances, including those associated with the Trust’s Fiat Account, were to experience financial distress or its financial condition is otherwise affected, the Cash Custodian’s, SOL Custodian’s or Additional SOL Custodian’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank or money market fund at which the Trust (including through the Fiat Account) maintains cash, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Cash Custodian is subject or other potential protections. In addition, the Trust may maintain cash balances with the Cash Custodian in the Fiat Account with the that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Cash Custodian or SOL Custodian at money market funds (in the case of the Fiat Account) and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Lack Of Full Insurance And Shareholders’ Limited Rights Of Legal Recourse Against The Trust, Trustee, Sponsor, Administrator, Cash Custodian, SOL Custodian And Additional SOL Custodian Expose The Trust And Its Shareholders To The Risk Of Loss Of The Trust’s SOL For Which No Person Or Entity Is Liable.

Neither the Trust not the Sponsor insure the Trust’s SOL. The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The SOL Custodian currently maintains digital asset insurance consisting of a $100 million specie policy and a $25 million crime policy. Such insurance is shared with all other customers and clients of the SOL Custodian and is not specific to the Trust. Shareholders cannot be assured that either the SOL Custodian or the Additional SOL Custodian will maintain adequate insurance in respect of the SOL they hold for the Trust, that such coverage will cover losses with respect to the Trust’s SOL or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The SOL Custodian’s insurance may not cover the type of losses experienced by the Trust.

Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the SOL Custodian, which could reduce the amount of such proceeds that are available to the Trust. The Trust is not a named insured under the SOL Custodian’s insurance policies, though the SOL Custodian has represented to the Sponsor that the insurance covers customer losses, including losses suffered by the Trust, arising from specified events, including fraud, theft and cybersecurity breaches. In addition, the SOL insurance market is limited, and the level of insurance maintained by the SOL Custodian may be substantially lower than the assets of the Trust, or the amount of claims against the SOL Custodian of all of the customers whose losses are covered by the SOL Custodian’s insurance coverage. While the SOL Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the SOL Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under the Custody Agreement, the SOL Custodian’s liability is limited in various ways, including that the SOL Custodian cannot be held responsible for any failure or delay to act by the SOL Custodian, its service providers or its banks that is within the time limits permitted by the Custody Agreement, or that is caused by the Trust’s negligence or is required to comply with applicable laws and regulations. The SOL Custodian is not liable for any System Failure or Downtime (both as defined in the Custody Agreement), which prevents the SOL Custodian from fulfilling its obligations under the Custody Agreement, provided that SOL Custodian took reasonable care and used commercially reasonable efforts to prevent or limit such System Failures or Downtime and otherwise complied with the Custody Agreement. The Custody Agreement provides that “Downtime” means scheduled maintenance and a “System Failure” shall mean a failure of any computer hardware, software, computer systems or telecommunications lines or devices used by the SOL Custodian, or interruption, loss or malfunction of utility, data center, internet or network provider services used by the SOL Custodian; provided, however, that a cybersecurity attack, data breach, hack or other intrusion, or unauthorized disclosure by a third party, the SOL Custodian, a service provider to the SOL Custodian, or an agent or subcontractor of the SOL Custodian, shall not be deemed a System Failure, to the extent such events or any losses arising therefrom are due to the SOL Custodian’s failure to comply with its obligations under the Custody Agreement. The SOL Custodian cannot be held responsible for any circumstances beyond the SOL Custodian’s reasonable control, provided that the SOL Custodian took reasonable care and used commercially reasonable efforts in executing its responsibilities to the Trust pursuant to the Custody Agreement, which includes exercising the degree of care, diligence and skill that a prudent and competent professional provider of services similar to the custodial services would exercise in the circumstances, or such higher care where required by law or the Custody Agreement (collectively, the “Standard of Care”). The SOL Custodian makes no guarantees regarding the Solana Network’s security, functionality or availability, and will not be liable for or in connection with any acts, decisions or omissions made by developers of the Solana Network. The SOL Custodian is not liable for any losses or claims arising out of actions that are in the Trust’s control and related to the Trust’s use of the SOL Custodian’s online platform, including, but not limited to, the Trust’s failure to follow security protocols, the SOL Custodian’s platform controls, improper instructions, failure to secure the Trust’s credentials from third parties or anything else in the Trust’s control and is also not liable for any amount greater than the value of the assets on deposit in Trust’s account at the SOL Custodian at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which shall be determined in accordance with the Chicago Mercantile Exchange Solana Reference Rate or any successor thereto. The SOL Custodian is not liable to the Trust (whether under contract, tort (including negligence) or otherwise) for any indirect, incidental, special, punitive or consequential losses suffered or incurred by the Trust (whether or not any such losses were foreseeable). The SOL Custodian is not liable to the Trust or anyone else for any loss or injury resulting, directly or indirectly, from any damage or interruptions caused by any computer viruses, spyware, scamware, trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, provided that such malware did not originate from the SOL Custodian or its agents. The Custody Agreement’s “Force Majeure” provision provides that the SOL Custodian is not liable for delays, suspension of operations, failure in performance or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the SOL Custodian including, but not limited to, any act of God, nuclear or natural disaster, epidemic, action or inaction of civil or military authorities, act of war, terrorism, sabotage, civil disturbance, strike or other labor dispute, accident or state of emergency; provided, however, that for the avoidance of doubt, the Custody Agreement’s Force Majeure provision shall not apply in respect of System Failures or Downtime, which are subject to other respective provisions of the Custody Agreement. The occurrence of an event described in the Force Majeure provision shall not affect the validity and enforceability of any remaining provisions of the Custody Agreement.

In the event of potential losses incurred by the Trust as a result of the SOL Custodian losing control of the Trust’s SOL or failing to properly execute instructions on behalf of the Trust, the SOL Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses. Furthermore, the insurance maintained by the SOL Custodian may be insufficient to cover its liabilities to the Trust. Both the Trust and the SOL Custodian are required to indemnify each other under certain circumstances.

Subject to the Force Majeure provision and as limited by the limitations of liability in the Custody Agreement, the SOL Custodian shall be liable to the Trust for the Loss (defined below) of any of the Trust’s SOL or fiat currency to the extent that such Loss was caused by the negligence, fraud, willful or reckless misconduct of the SOL Custodian or breach by the SOL Custodian of its Standard of Care. The Custody Agreement provides that “Loss” means if, at any time the Trust’s SOL Account or Fiat Account, as applicable, does not hold the SOL or fiat currency that had been (1) received by SOL Custodian in connection with the Trust’s SOL Account or Fiat Account pursuant to the Custody Agreement, or (2) duly sent to the SOL Custodian by the Trust or Authorized Participants in connection with the Trust’s SOL Account pursuant to the Custody Agreement but not received because of a failure caused by the SOL Custodian. The Custody Agreement provides that “Loss” shall include situations where the SOL Custodian fails to execute a valid withdrawal request, SOL are withdrawn from the Trust’s SOL Account other than pursuant to a withdrawal request or the Trust is not able to timely withdraw SOL from the SOL Account pursuant to a withdrawal request, in each case due to a failure caused by the SOL Custodian; provided, however, that the SOL Custodian’s failure to permit timely withdrawals because it has determined that it cannot do so due to the requirements of applicable laws and regulations or because of the operation of its fraud detection controls shall not be considered a Loss, provided that the SOL Custodian is acting reasonably and in good faith. The Custody Agreement provides that should a Loss of the Trust’s SOL or fiat currency due to the negligence, fraud, willful or reckless misconduct of the SOL Custodian or a breach by the SOL Custodian of its Standard of Care occur, the SOL Custodian will, as soon as practicable, return to the Trust a quantity of the same digital asset that is equal to the quantity of digital assets involved in the Loss, or return to the Trust a quantity of the same fiat currency that is equal to the quantity of fiat currency involved in the Loss (if the Loss involved the Fiat Account). However, the Trust does not control the SOL Custodian and cannot guarantee that the SOL Custodian will perform its obligations to the Trust under the Custody Agreement, in a timely manner or at all. The Custody Agreement provides that (i) the SOL Custodian does not own or control the underlying software protocols of networks which govern the operation of digital assets (including the Solana Network), (ii) the SOL Custodian makes no guarantees regarding their security, functionality or availability, and (iii) in no event shall the SOL Custodian be liable for or in connection with any acts, decisions or omissions made by developers or promoters of digital assets, including SOL.

Similarly, under the Clearing Agreement, the SOL Custodian’s liability in connection with the Clearing Services is limited as follows, among others: the SOL Custodian does not have any responsibility for any sale or purchase of SOL for cash to a Liquidity Provider or Authorized Participant or their designee through the Clearing Services (such a transaction, a “Clearing Transaction”), other than as specifically identified in the Clearing Agreement. The SOL Custodian may rely upon, without liability on its part, any clearing request submitted through Gemini’s platform. Absent gross negligence, willful misconduct or fraud, the SOL Custodian shall not be liable for any loss resulting from a clearing request or the use of Clearing Services. Validation and confirmation procedures used by Gemini are designed only to verify the source of clearing requests and that each party has met its respective obligations in respect of a clearing request and not to detect errors in the content of a clearing request or to prevent duplicate clearing requests. The Trust is responsible for losses resulting from clearing requests provided by it and for any errors made by or on behalf of the Trust, any errors resulting, directly or indirectly, from fraud or the duplication of any clearing request by or on behalf of the Trust, or any losses resulting from the malfunctioning of any devices used by the Trust or loss or compromise of credentials used by the Trust to deliver clearing requests. The SOL Custodian may reject, refuse to settle or otherwise not complete any request to settle a SOL transaction through the Clearing Services for any reason necessary to comply with applicable laws and regulations or in connection with its fraud or other compliance controls and systems, and the SOL Custodian shall have no liability whatsoever to the Trust, any transaction counterparty or any other party in connection with or arising out of the SOL Custodian rejecting, refusing or otherwise not completing the settlement of a transaction through the Clearing Services. The SOL Custodian will not settle transactions through the Clearing Services: (i) if either party to a Clearing Transaction has not fully funded its accounts held with the SOL Custodian and used in connection with the Clearing Services (in the Trust’s case, the Clearing Account and Fiat Account), as applicable, with the required fiat currency amount or SOL amount, as applicable, prior to the agreed expiration time; (ii) if either party to a Clearing Transaction has not confirmed its acceptance of the clearing request to the SOL Custodian prior to the agreed expiration time; (iii) if either party to a transaction is not a Gemini customer; or (iv) for any other reason as determined by the SOL Custodian in its sole discretion to comply with applicable laws and regulation or in connection with the SOL Custodian’s fraud or other compliance controls and systems. Although the SOL Custodian has represented to the Sponsor that Clearing Transactions ordinarily settle automatically within minutes once the SOL and cash have been funded by both the Trust and the Liquidity Provider or Authorized Participant or their designee in their respective accounts at the SOL Custodian used in connection with the Clearing Services (in the Trust’s case, the Clearing Account and Fiat Account), the SOL Custodian is not required by the Clearing Agreement to settle the Clearing Transaction that quickly. These and the other limitations on the SOL Custodian’s liability may allow it to avoid liability for potential losses, even if the SOL Custodian directly caused such losses.

The Clearing Agreement provides that it is subject to Gemini’s user agreement (the “User Agreement”). Pursuant to the User Agreement, Gemini agrees to take reasonable care and use commercially reasonable efforts in executing Gemini’s responsibilities to the Trust pursuant to the User Agreement, or such higher care where required by law or as specified by the User Agreement. Gemini uses commercially reasonable efforts to provide the Trust with a reliable and secure platform. From time to time, interruptions, errors or other deficiencies in service may occur due to a variety of factors, some of which are outside of our control. These factors can contribute to delays, errors in service or system outages, creating difficulties in accessing the Trust’s account, withdrawing fiat currency or SOL, depositing fiat currency or SOL and/or placing and/or canceling orders.

Under the User Agreement, Gemini is not liable for any delays, failure in performance or interruption of service which result, directly or indirectly, from any cause or condition, whether or not foreseeable, beyond Gemini’s reasonable control, including, but not limited to, any act of God, nuclear or natural disaster, epidemic, action or inaction of civil or military authorities, act of war, terrorism, sabotage, civil disturbance, strike or other labor dispute, accident, state of emergency or interruption, loss or malfunction of equipment or utility, communications, computer (hardware or software), internet or network provider services.

Except to the extent required by law, Gemini is not liable under the User Agreement, whether in contract or tort, for any punitive, special, indirect, consequential, incidental or similar damages, including lost trading or other profits, diminution in asset value or lost business opportunities (even if Gemini have been advised of the possibility thereof) in connection with the transactions subject to the User Agreement. Gemini’s total liability for breach of the User Agreement shall be limited by the value of any of the Trust’s allegedly lost fiat currency and digital assets in the custody of Gemini at the time of loss. Under the User Agreement, Gemini is not liable for delays or interruptions in service caused by automated or other compliance checks or for other reasonable delays or interruptions in service, by definition to include any delay or interruption shorter than one week, or delays or interruptions in service beyond the control of Gemini or its service providers. The limitation on liability under the User Agreement includes, but is not limited to, any damage or interruptions caused by any computer viruses, spyware, scamware, trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing, domain typosquatting or other attacks, failure of mechanical or electronic equipment or communication lines, telephone or other interconnect problems (e.g., you cannot access your internet service provider), unauthorized access, theft, operator errors, strikes or other labor problems or any force majeure. Gemini does not guarantee continuous, uninterrupted or secure access to Gemini. Gemini is not responsible for any failure or delay to act by any Gemini service provider, including Gemini’s banks, or any other participant that is within the time limits permitted by the User Agreement or prescribed by law, or that is caused by the Trust’s negligence.

Under the User Agreement, Gemini is not responsible for any “System Failure” (defined as a failure of any computer hardware or software used by Gemini, a Gemini service provider or any telecommunications lines or devices used by Gemini or a Gemini service provider), or scheduled or unscheduled maintenance or downtime, which prevents Gemini from fulfilling its obligations under the User Agreement, provided that Gemini used commercially reasonable efforts to prevent or limit such System Failures, or downtime. Gemini cannot be held responsible for any other circumstances beyond Gemini’s reasonable control.

The Additional SOL Custodian’s parent, Coinbase Global maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Additional SOL Custodian (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase Global’s customers, is not specific to the Trust or to customers of the Additional SOL Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the SOL insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Additional SOL Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover Trust asset losses, the Trust cannot be assured that the Additional SOL Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Additionally, under the Additional SOL Custody Agreement, the Additional SOL Custodian’s liability is limited as follows, among others: (i) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Additional SOL Custodian is not liable, even if the Additional SOL Custodian has been advised of or knew or should have known of the possibility thereof; (ii) the Additional SOL Custodian, its affiliates or its respective officers, directors, agents, employees and representatives shall in no event have any liability with respect to any breach of its obligations under the Additional SOL Custody Agreement which does not result from its negligence, fault, fraud or willful misconduct; and (iii) except for the: (a) Excluded Liabilities; (b) fraud; or (c) willful misconduct, in no event shall any Coinbase entity’s aggregate liability with respect to any breach of its obligations under the Additional SOL Custody Agreement exceed the greater of (1) the value of the SOL involved in the transaction giving rise to such liability and (2) the aggregate amount of fees paid by the Trust to such Coinbase entity in respect of services relating to custody, trade execution, lending or post-trade credit (if applicable) and other services in the 12-month period prior to the event giving rise to such liability, and solely in respect of custodial services provided pursuant to the Additional SOL Custody Agreement, the liability of the Additional SOL Custodian shall not exceed the greater of (i) the aggregate amount of fees paid by the Trust to the Additional SOL Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the SOL on deposit in Trust’s Additional SOL Account(s) involved in the event giving rise to such liability; provided that in no event shall the Additional SOL Custodian’s aggregate liability in respect of each cold storage address exceed $100,000,000.00.

“Excluded Liabilities” means (x) with respect to the Trust, (1) the Trust’s defense and indemnity obligations under the Additional SOL Custody Agreement, (2) any outstanding commissions or fees owed by the Trust under the Additional SOL Custody Agreement, and (3) the Trust’s breach of representations and warranties under the Additional SOL Custody Agreement; and (y) with respect to the Additional SOL Custodian, its defense and indemnity obligations under the Additional SOL Custody Agreement. With respect to the Excluded Liabilities, the Additional SOL Custodian’s liability to the Trust for any losses arising out of or in connection with the Additional SOL Custodian’s defense and indemnity obligations under the Additional SOL Custody Agreement will be limited, in the aggregate, to an amount equal to $5,000,000.00.

In general, the Additional SOL Custodian is not liable under the Additional SOL Custody Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Additional SOL Custodian is not liable for delays, suspension of operations, failure in performance or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Additional SOL Custodian. Furthermore, the insurance maintained by the Additional SOL Custodian may be insufficient to cover its liabilities to the Trust.

The Additional SOL Custodian requires up to 24 hours between any request to withdraw SOL from the Trust’s Additional SOL Account and submission of the Trust’s withdrawal to the Solana Network. It may be necessary to retrieve certain information from offline storage in order to facilitate a withdrawal in accordance with the Trust’s instructions, which may delay the initiation or crediting of such withdrawal from the Trust’s Additional SOL Account. SOL shall not be deposited or withdrawn upon less than 24 hours’ notice initiated from the Trust’s Additional SOL Account. The time of such request shall be the time such notice is transmitted from the Trust’s Additional SOL Account.

In the context of the foregoing and during such 24 hours’ notice period, the Additional SOL Custodian makes no representations or warranties with respect to the availability and/or accessibility of (1) the SOL, (2) a Custody Transaction (as defined in the Additional SOL Custody Agreement, which includes a deposit or withdrawal), (3) the Additional SOL Account, or (4) the Custodial Services (as defined in the Additional SOL Custody Agreement). While the Additional SOL Custodian will make reasonable efforts to process client initiated deposits in a timely manner, the Additional SOL Custodian makes no representations or warranties regarding the amount of time needed to complete processing of deposits as such processing is dependent upon many factors outside of the Additional SOL Custodian’s control.

Moreover, in the event of an insolvency or bankruptcy of the SOL Custodian or the Additional SOL Custodian in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the SOL Custodian and the Additional SOL Custodian in the virtual currency industry, there is a risk that customers’ assets—including the Trust’s assets—may be considered the property of the bankruptcy estate of the SOL Custodian or the Additional SOL Custodian, and customers—including the Trust—may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

Each of the Custody Agreement and the Additional SOL Custody Agreement contain an agreement by the parties to treat the SOL credited to the Trust’s Custody Account (as defined in the Custody Agreement) and the Trust’s Custodial Account (as defined in the Additional SOL Custody Agreement) as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the SOL Custodian and the Additional SOL Custodian will serve as fiduciary and custodian on the Trust’s behalf. It is possible that a court would not treat custodied digital assets as part of the SOL Custodian’s or the Additional SOL Custodian’s general estate in the event the SOL Custodian or the Additional SOL Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. In the case of the Clearing Account, because it is an omnibus account in which the assets of multiple customers—including the Trust’s assets—are held together, it is likely the Trust would be treated as a general unsecured creditor in respect of the Clearing Account held with the SOL Custodian in the event of the SOL Custodian’s insolvency. The Clearing Agreement does not contain an Article 8 opt-in. If the SOL Custodian or the Additional SOL Custodian became subject to insolvency proceedings and a court were to rule that the custodied SOL were part of the SOL Custodian’s or the Additional SOL Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the SOL Custodian’s or the Additional SOL Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the SOL Custodian or the Additional SOL Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the SOL Custodian or the Additional SOL Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of SOL by the SOL Custodian, absent gross negligence or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of SOL by the SOL Custodian, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of SOL or the provision of instructions relating to the movement of SOL, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, any of their affiliates nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the SOL Custodian or the Additional SOL Custodian. Consequently, a loss may be suffered with respect to the Trust’s SOL that is not covered by the SOL Custodian’s or the Additional SOL Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

The Trust May Be Required, Or The Sponsor May Deem It Appropriate, To Terminate And Liquidate At A Time That Is Disadvantageous To Shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of SOL is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s SOL is sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Sponsor Is Solely Responsible For Determining The Value Of The SOL Holdings And SOL Holdings Per Share, And Any Errors, Discontinuance Or Changes In Such Valuation Calculations May Have An Adverse Effect On The Value Of The Shares.

The Sponsor has the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per share, which it has delegated to the Administrator. The Administrator will determine the Trust’s SOL holdings and SOL holdings per Share on a daily basis as soon as practicable after 4:00 p.m. Eastern time on each business day. The Administrator’s determination is made utilizing data from the operations of the Trust and the MarketVector Solana Benchmark Rate, calculated at 4:00 p.m. Eastern time on such day. To the extent that the SOL holdings or SOL holdings per Share are incorrectly calculated, the Sponsor will not be liable (absent gross negligence or willful misconduct) for any error and such misreporting of valuation data could adversely affect the value of the Shares.

If the Sponsor determines in good faith that the MarketVector Solana Benchmark Rate does not reflect an accurate SOL price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may calculate the NAV in a manner that ultimately inaccurately reflects the price of SOL. To the extent that the Trust’s NAV and the Trust’s NAV per share, the MarketVector Solana Benchmark Rate or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the index used to calculate NAV or other valuation method used to calculate the net asset value of the Trust. Any such change in the index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

To the extent the methodology used to calculate the MarketVector Solana Benchmark Rate is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s NAV or the Trust’s NAV per share. For purposes of the Trust’s financial statements, the Trust will utilize a pricing source that is consistent with GAAP, as of the financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary Expenses Resulting From Unanticipated Events May Become Payable By The Trust, Adversely Affecting The Value Of The Shares.

In partial consideration for the Sponsor’s Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, with the exception of those described in “Additional Information About The Trust—The Trust’s Fees and Expenses.” Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Solana Blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor may sell SOL to pay certain expenses not assumed by the Sponsor. Accordingly, the Sponsor may be required to sell or otherwise dispose of SOL at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●	The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of SOL. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s SOL may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●	Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver SOL to the Sponsor or sell SOL. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold by or transferred to the Sponsor.

The Value Of The Shares Will Be Adversely Affected If The Trust Is Required To Indemnify The Sponsor, The Trustee, The Transfer Agent, The SOL Custodian, The Additional SOL Custodian Or The Cash Custodian Under The Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent, the SOL Custodian, the Additional SOL Custodian and the Cash Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or wilful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent, the SOL Custodian, the Additional SOL Custodian or the Cash Custodian may require that the assets of the Trust be used for indemnification in order to cover losses or liability suffered by them. This would reduce the SOL holdings of the Trust and the value of the Shares.

Gemini Serves As The SOL Custodian For Several Competing Exchange-Traded Solana Products, And The Trust’s Cash Custodian And Liquidity Providers May Also Transact With Competing Exchange-Traded SOL Products Or With Other Companies In The Digital Assets Industry, Which Could Heighten Interconnectedness And Contagion Risks And Adversely Affect Creation And Redemption Processes Of The Trust.

By virtue of its prominent market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Gemini serves as the SOL custodian for several competing exchange-traded SOL products. Therefore, Gemini’s size and market share creates the risk that Gemini may fail to properly resource its operations to support all such products that use its services, and the broader risk that its concentrated focus on the industry could adversely affect its financial condition or disrupt its operations if its customers in the digital assets industry experience problems or issues, which could harm the Trust, the Shareholders and the value of the Shares. If Gemini were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares. Similarly, although the Sponsor presently has no knowledge of the Cash Custodian’s customer base, if and to the extent the Cash Custodian serves other competing exchange-traded cryptocurrency products or other similar investment vehicles, it could conceivably divert the Cash Custodian’s focus and resources away from serving the Trust, leading to harm to the Trust and its Shareholders.

The SOL Custodian is, and Liquidity Providers in many cases are, prominent companies with active operations in the digital assets industry. As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected—for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks—which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the SOL Custodian and the Liquidity Providers to the Trust and Authorized Participants and their designees could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes.

Coinbase Serves As The SOL Custodian For Several Competing Exchange-Traded SOL Products, Which Could Adversely Affect The Trust’s Operations And Ultimately The Value Of The Shares.

The Additional SOL Custodian is an affiliate of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase Global serves as the SOL Custodian for several competing exchange-traded SOL products. Therefore, Coinbase Global has a critical role in supporting the U.S. spot SOL exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase Global were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Trust’s Authorized Participants Act In Similar Or Identical Capacities For Several Competing Exchange-Traded SOL Products, Which May Impact The Ability Or Willingness Of One Or More Authorized Participants To Participate In The Creation And Redemption Process, Adversely Affect The Trust’s Ability To Create Or Redeem Baskets And Adversely Affect The Trust’s Operations And Ultimately The Value Of The Shares.

Many of the Trust’s Authorized Participants, now or in the future, act or may act in the same capacity for several competing exchange-traded SOL products. Due to balance sheet capacity or other concerns or constraints, Authorized Participants, none of which are obligated to engage in creation and/or redemption transactions, may not be able or willing to submit creation or redemption orders with the Trust or may do so in limited capacities, particularly during times of heightened market trading activity or market volatility or turmoil. The inability or unwillingness of Authorized Participants to do so could lead to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

Furthermore, if creations or redemptions are unavailable due the inability or unwillingness of one or more of the Trust’s Authorized Participants to submit creation or redemption orders with the Trust (or do so in a limited capacity), the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences.

Staking Risk.

Under a proof-of-stake protocol, token holders who voluntarily commit to staking are given the exclusive right to validate transactions and participate in consensus. Token holders can elect to stake their Solana in order to earn staked Solana rewards. Token holders can actively participate in the staking of their Solana by operating a validator node. Alternatively, token holders can participate in staking by delegating their Solana to a validator node operated by another party.

Validator nodes are selected by the Solana Network to validate transactions and earn staked Solana rewards for completing such validation. Approximately every 400–600 milliseconds, a new block is added to the Solana blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded Solana. As such, there is not a competitive race to solve a mathematical puzzle that prevails in a proof-of-work consensus mechanism.

Fees are paid to validators that participate in the consensus and propose new blocks on the blockchain and other validators earn much lower fees for attesting to each block. Validators perform both roles on a continuous basis and are called upon on a basis determined by the protocol.

The Solana trading market may be impacted by the supply of Solana that voluntarily elects to commit to staking. The Solana Network issues a fixed amount of rewards for voting on blocks, which are divided among the participating validators. The less validators and the less users staking their SOL, the more rewards and vice versa.

If the Staking Services Provider experiences operational or other difficulties, terminates their services, fails to comply with regulations, raises their prices or disputes key intellectual property rights sold or licensed to, the Trust, the Trust could suffer losses. The Fund may also suffer the consequences of such Staking Services Provider’s mistakes. For example, if the Trust’s SOL Custodian or Additional SOL Custodian or Staking Services Provider selected to act as validators fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. The failure or capacity restraints of vendors and services, a cybersecurity breach involving any service providers or the termination or change in terms or price of a vendor, third-party software license or service agreement on which the Trust relies, could disrupt the Trust’s staking activities or cause losses. Replacing the Staking Services Providers or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s staking activities could be interrupted or disrupted, or the Trust could suffer a loss.

The Solana Network dictates requirements for participation in the relevant decentralized governance activity and may impose slashing penalties, which are generally permanent, if the relevant activities are not performed correctly, such as if the validator acts maliciously on the network. If any Staking Services Provider selected to act as validator for the Trust is slashed by the Solana Network, a variable amount of assets of the Trust will be burned by the Solana Network and irretrievable by the Trust, causing loss. There is no assurance that any Staking Services Providers will not act maliciously or be subject to slashing penalties or that the Trust will be able to recover any percentage of SOL that has been subject to slashing penalties. While slashing is not currently enabled on the Solana Network and as such, to date, there have not been any recorded incidents of slashing, there are proposals for its implementation. It remains unclear exactly how or when, if at all, slashing will be introduced.

Validator downtime incurs a minor inactivity penalty by the Solana Network not exceeding the activity reward earned when a validator is functioning correctly. During a period of extended downtime by the Staking Services Provider, the Trust may also be prevented from obtaining rewards in respect of periods during which the validator is inactive on the Solana Network.

There is no guarantee that the Trust will receive any rewards in respect of staked SOL. Past rewards are not indicative of future returns. The staking rewards that the Trust may receive from staking SOL, if any, may be affected by, among other factors:

●	the total amount of Solana staked by users of the Solana Network;

●	the total amount of Solana staked by the Trust;

●	changes to the Solana Network as a result of protocol governance decisions;

●	changes to validator fees set by the validators, including the commission charged by the Staking Services Provider (if any);

●	anticipated or unanticipated downtime by Staking Services Provider;

●	halts, outages or other anticipated or unanticipated interruptions affecting the Solana Network or third-party service providers involved in Trust’s staking;
77

●	“slashing” of Solana as a result of a violation of Solana Network rules by Staking Services Provider;

●	validators ceasing to be eligible to participate in the Solana Network’s proof-of-stake mechanism and earn rewards;

●	“bonding,” “unbonding” or other lock-up periods specified by the Solana Network;

●	whether staking rewards are re-staked, either automatically by the Solana Network or as part of the operational processes of the Trust; and

●	delays or other operational factors related to or otherwise impacting the Trust’s staking activities.

Regulatory Risk

Digital Asset Markets In The United States Exist In A State Of Regulatory Uncertainty, And Adverse Legislative Or Regulatory Developments Could Significantly Harm The Value Of SOL Or The Shares, Such As By Banning, Restricting Or Imposing Onerous Conditions Or Prohibitions On The Use Of SOL, Staking Activity, Digital Wallets, The Provision Of Services Related To Trading And Custodying SOL, The Operation Of The Solana Network Or The Digital Asset Markets Generally.

There is a lack of consensus regarding the regulation of digital assets, including SOL, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency, U.S. Commodity Futures Trading Commission (the “CFTC”), FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Congress is currently considering several bills relating to the regulation of digital assets and stablecoins, which may not pass and be enacted in their present form or at all.

Many state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or SOL in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries, such as digital asset exchanges, platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including SOL and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, former President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the executive order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and SOL held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act, as amended (“BSA”), by acting as an MSB and selling the digital asset without registering with FinCEN and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling SOL and therefore may adversely affect the price of SOL and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including on the Solana Blockchain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether SOL that has been associated with such addresses in the past can be easily sold. This “tainted” SOL may trade at a substantial discount to untainted SOL. Reduced fungibility in the SOL markets may reduce the liquidity of SOL and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from NYDFS, businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a “BitLicense,” from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of SOL and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Solana Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs and other technologies that could enhance privacy have been discussed by participants in the Solana Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services or methods that have the effect of obfuscating the source, destination or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Solana Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions—such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian—to reduce support for or cease offering services for SOL or to the Trust, which could impair the utility of SOL, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

SOL’s Initial Manner Of Sale May Resemble That Of Certain Digital Assets Found To Be Securities, And A Determination That SOL Is A “Security” May Adversely Affect The Value Of SOL And An Investment In The Shares And Result In Potentially Extraordinary, Nonrecurring Expenses To, Or Termination Of, The Trust.

Through historical enforcement actions and other statements, the SEC and its staff have historically taken the position that a digital asset’s initial manner of sale may be a key factor in determining whether that digital asset was a security, at least at the time of the digital asset’s delivery as part of that sale. This has meant that many blockchain startups that have offered digital assets to the public in the form of initial coin offerings, also known as ICOs, have been found to have engaged in illegal unregistered distributions of securities. One variant of an ICO involves a digital asset being sold through a Simple Agreement for Future Tokens, or a “SAFT.” Under a SAFT, a purchaser agrees to contribute funds to enable the development of a digital asset network in exchange for an agreement by the developer to deliver digital assets in the future, once the network becomes operational. The legal theory behind the SAFT is that, while the SAFT itself may be an “investment contract” and thus a “security” under the federal securities laws (and is therefore typically offered in reliance on an exemption from registration), the tokens themselves should not be securities at the time of their delivery because at that time the network will be operational and the tokens will have real consumptive uses, rather than representing an investment to fund the initial development work.

The SEC has cast doubt on the legal argument underpinning the SAFT structure and has litigated in federal court at least two significant enforcement actions involving digital assets sold under SAFTs, arguing in each case that the digital assets sold under the SAFTs, and not just the SAFTs themselves, were securities. In March 2020, the SEC obtained a preliminary injunction barring Telegram Group, Inc. from conducting an unregistered distribution of digital assets known as Grams, on the grounds that Grams were securities under the federal securities laws, notwithstanding the fact that they had been sold under a SAFT. Telegram Group, Inc. ultimately agreed to return $1.2 billion to investors and to pay a $18.5 million civil penalty. Similarly, in September 2020 the SEC won a motion for summary judgment against Kik Interactive, Inc., persuading the court that Kik Interactive, Inc.’s sale of digital assets, called Kin, through a SAFT structure should be integrated with Kik Interactive, Inc.’s separate public sale of Kin (which the court held to be illegal), as the sales were conducted using the same marketing efforts, involved the same asset and were conducted very close in time to one another. Kik Interactive, Inc. ultimately agreed to pay a $5 million civil penalty. The SEC in December 2020 filed a complaint against the issuer of XRP, Ripple Labs, Inc. and two of its executives, alleging that Ripple Labs, Inc. and its executives raised over $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Multiple digital assets the SEC alleged to be securities in the Coinbase Global, Binance and Kraken Complaints were first sold to the public in similar circumstances or ICOs. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. For a discussion of the evolution of the SEC’s complaint against Ripple Labs, Inc, see “Risk Factors-Regulatory Risk Factors”. The SEC has previously taken the view that SOL is a “security,” and a final determination that SOL or any other digital asset is a “security” may adversely affect the value of SOL and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Solana Labs, the developer of the Solana Network and the creator of SOL, used a SAFT to distribute approximately 38% of the total supply of SOL, See “Sol, Sol Market, Sol Exchanges And Regulation Of Sol-Creation of New SOL” and certain individuals and entities associated with Solana Labs continue to distribute SOL. SOL’s distribution through a SAFT shares several characteristics with other offerings of digital assets through SAFTs, including those conducted by Telegram Group, Inc., Kik Interactive, Inc. and Ripple Labs, Inc. that the SEC argued were used to effect the illegal unregistered public distribution of a security. There have been a number of district court decisions in the SEC’s cases against Ripple Labs, Inc. and Binance cases which found that the tokens themselves involved in those cases were not themselves securities, rather it was the investment contract surrounding certain initial distributions which was a security; however, these decisions were at the district court level, and the Sponsor is not aware of appellate authority upholding the decisions in the SEC’s cases against Ripple Labs, Inc. and Binance. While there are reasonable grounds on which SOL may be distinguished from Grams, Kin and XRP, SOL has certain characteristics that mean that the risk of the SEC or a court finding SOL to be a security is greater than the risk that digital assets like Bitcoin or Ethereum would be found to be securities. For example, although SOL is decentralized in certain respects, a significant amount of SOL remains under the control of Solana Labs and the Solana Foundation. Even though SOL does not have an official developer, the degree of control retained by Solana Labs and Solana Foundation is such that either may be viewed by a regulator as continuing to play a material role in the development of SOL, which could adversely affect any argument that SOL is not a security. In addition, even setting aside SOL’s initial manner of offering a significant portion of demand for digital assets is generated by speculators and investors, not necessarily by those looking to use digital assets for consumptive purposes. If the Solana Network cannot retain users and demonstrate that its primary consumptive use case for SOL is serious and viable, this might also increase the risk that SOL is determined to be a security.

Although proposed legislation being considered by Congress, including the CLARITY Act, would make clear that secondary transactions in many Layer 1 blockchain tokens, particularly native assets, are not securities transactions, there can be no assurance at this time that such legislation will pass, whether in the proposed form or at all.

If SOL is determined to be a “security” or transactions in SOL are determined to be securities transactions under federal or state securities laws by the SEC or a state regulatory agency, or in a proceeding in a court of law or otherwise, it will have material adverse consequences for SOL and an investment in the Shares. If SOL or transactions in SOL are determined to be a security or a securities transaction, it is likely to become difficult or impossible for SOL to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which could in turn materially and adversely affect the trading value, liquidity, market participants’ ability to convert SOL into U.S. dollars and general acceptance of SOL and cause users to migrate to other digital assets. As such, any determination that SOL or transactions in that digital asset are a security under federal or state securities laws may adversely affect the value of SOL and, as a result, an investment in the Shares.

A Determination That SOL Or Any Other Digital Asset Is A “Security” May Adversely Affect The Value Of SOL And The Value Of The Shares, And Result In Potentially Extraordinary, Nonrecurring Expenses To, Or Termination Of, The Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether SOL is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of SOL as a security (or not). Finally, the Sponsor discusses the security status of SOL with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes SOL is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that SOL may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines SOL is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s SOL is not a security, the Sponsor does not intend to dissolve the Trust on the basis that SOL could at some future point be determined to be a security.

In June 2023, the SEC brought charges against Binance and Coinbase Global, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including SOL. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of SOL, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Any enforcement action by the SEC or a state securities regulator finding that SOL is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of SOL, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc. and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if SOL is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that SOL is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

The SEC is adopting new rules to interpret the statutory definitions of terms including “dealer” under sections 3(a)(5) and 3(a)(44), respectively, of the Exchange Act which are expected to expand the scope of market participants required to register as a dealer with the SEC or become a member of FINRA. The Sponsor is studying the impact these may have on the Trust and its arrangements with Liquidity Providers and other service providers and counterparties. Among others, if and to the extent that SOL is classified as a security, the activities of any Liquidity Provider of the Trust might, under some circumstances, cause it to be deemed as acting as a dealer under the new rules and would thus require registration with the SEC. The Liquidity Provider may instead decide to terminate its role as Liquidity Provider of the Trust and the Trust’s operations in relation to creations and redemptions of Baskets could be significantly impacted, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders) and the value of the Shares or an investment in the Trust could be affected. Further, if and to the extent that SOL is classified as a security and the new rules require a broader range of digital asset market participants to register with the SEC or cease operations in the U.S. market, there could be significant negative impacts on the broader digital asset markets, the price of digital assets such as SOL and therefore the value of the Shares.

Changes In SEC Policy Could Adversely Impact The Value Of The Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, with the exception of funds that hold Bitcoin, Ethereum and certain Bitcoin-based derivatives or Ethereum-based derivatives, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund or exchange-traded product (such product, an “ETF”). If the SEC were to approve any such ETF other than ours in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing Industries May Have More Influence With Policymakers Than The Digital Asset Industry, Which Could Lead To The Adoption Of Laws And Regulations That Are Harmful To The Digital Asset Industry.

The digital asset industry is relatively new and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of SOL and therefore the value of the Shares.

Shareholders Do Not Have The Protections Associated With Ownership Of Shares In An Investment Company Registered Under The 1940 Act Or The Protections Afforded By The CEA.

The 1940 Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the 1940 Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging and imposes governance requirements as a check on fund management.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust does not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future Legal Or Regulatory Developments May Negatively Affect The Value Of SOL Or Require The Trust Or The Sponsor To Become Registered With The SEC Or CFTC, Which May Cause The Trust To Liquidate.

Current and future legislation, SEC and CFTC rulemaking and other regulatory developments may impact the manner in which SOL is treated for classification and clearing purposes. In particular, SOL itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in SOL to full CFTC regulatory jurisdiction. Alternatively, in the future SOL might be classified by a court as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of SOL under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. If SOL is in the future determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it would likely have material adverse consequences for the value of SOL. For example, it may become more difficult or impossible for SOL to be traded, cleared and custodied in the United States as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of SOL and cause users to migrate to other digital assets.

To the extent that SOL is determined to be a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s SOL at a time that is disadvantageous to Shareholders.

To the extent that SOL is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s SOL at a time that is disadvantageous to Shareholders.

The SEC has recently proposed amendments to the custody rules under Rule 406(4)-2 of the Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover all digital assets, including SOL, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including SOL. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the SOL Custodian and the Additional SOL Custodian. It is possible that such amendments, if adopted, could prevent the SOL Custodian and the Additional SOL Custodian from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custody Agreement and the Additional SOL Custody Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the role that the SOL Custodian or the Additional SOL Custodian currently plays, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of SOL) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders) and the value of the Shares or an investment in the Trust could be affected.

Further, the proposed amendments could have a severe negative impact on the price of SOL and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to SOL, or causing certain holders of SOL to sell their holdings.

If Regulatory Changes Or Interpretations Of An Authorized Participant’s, Liquidity Provider’s, The Trust’s Or The Sponsor’s Activities Require The Regulation Of An Authorized Participant, Liquidity Provider, The Trust Or The Sponsor As A Money Service Business Under The Regulations Promulgated By FinCEN Under The Authority Of The U.S. Bank Secrecy Act Or As A Money Transmitter Or Digital Asset Business Under State Regimes For The Licensing Of Such Businesses, An Authorized Participant, Liquidity Provider, The Trust Or The Sponsor May Be Required To Register And Comply With Such Regulations, Which Could Result In Extraordinary, Recurring And/Or Nonrecurring Expenses To The Authorized Participant, Trust Or Sponsor Or Increased Commissions For The Authorized Participant’s Clients, Thereby Reducing The Liquidity Of The Shares.

To the extent that the activities of any Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant (or their designee), Liquidity Provider, Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. The Authorized Participant (or their designee) or Liquidity Provider may also instead decide to terminate its role as Authorized Participant (or their designee) or Liquidity Provider of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant (or their designee) may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses by any regulator or court, it may be subject to investigation, administrative or court proceedings, operating restrictions and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Authorized Participant (or their designee), Liquidity Provider, the Trust or the Sponsor, disrupt their operations and have a material adverse effect on the price of the Shares. Although Liquidity Providers represent to the Trust that they have obtained all necessary governmental licenses, in the Liquidity Provider agreements, if such representations prove inaccurate, such Liquidity Providers may suffer adverse consequences and be unable to perform their obligations or engage in SOL transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity, Sanctions And Illicit Financing Risk.

Although transaction details of peer-to-peer transactions are recorded on the Solana Blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Solana Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies, such as tumbling or mixing services, may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived funds from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Solana Network is global and anyone can validate transactions or program DApps or smart contracts that will operate and record transactions on the Solana Blockchain, and the fact that their operators, creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent DApp or smart contract or network participant, such as validators or users, were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for SOL. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable anti-money laundering and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust only interacts with known third-party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants, Liquidity Providers, the SOL Custodian and the Additional SOL Custodian. Authorized Participants, as broker-dealers, and the SOL Custodian and Additional SOL Custodian, as limited purpose trust companies subject to New York Banking Law, are subject to the BSA and U.S. economic sanctions laws.

In addition, the Trust only accepts creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, the Liquidity Providers, Authorized Participant or their designee are contractually obligated to have policies and procedures reasonably designed to comply with the money laundering and related provisions of the BSA and implementing regulations, and applicable sanctions laws. The Trust does not hold any SOL except those that have been delivered by a Liquidity Provider, Authorized Participant or their designee in connection with creation requests.

Each of the SOL Custodian and the Additional SOL Custodian have adopted and implemented an anti-money laundering and sanctions compliance program, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the SOL Custodian performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the SOL Custodian’s KYT program, any SOL that is delivered to the Trust’s Custody Account will undergo screening to ensure that the origins of that SOL are not illicit. The Additional SOL Custodian’s KYT program includes robust internal policies, procedures and controls that combat the attempted use of the Additional SOL Custodian for illegal or illicit purposes, including a customer identification program, annual training of all employees and officers in anti-money laundering obligations and requirements, filing of Suspicious Activity Reports with the FinCEN and annual independent audits of the Additional SOL Custodian’s anti-money laundering program.

There is no guarantee that such procedures will always be effective. If the Authorized Participants (or their designees) or Liquidity Providers have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence or procedures are ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties and other punishments, as well as potential liability to or cessation of services by the SOL Custodian or the Additional SOL Custodian Liquidity Providers, or the Trust’s other service providers and counterparties. Moreover, AML and related procedures by the SOL Custodian and Additional SOL Custodian could result in the Trust’s SOL being blocked or frozen, and thus made unavailable to the Trust. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Trading On SOL Exchanges Outside The United States Is Not Subject To U.S. Regulation, And May Be Less Reliable Than U.S. Exchanges.

Barring cash creations and redemptions, or a liquidation of the Trust, the Trust does not purchase or sell SOL. To the extent any of the Trust’s trading is conducted on SOL trading platforms outside the United States, trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges. Certain foreign markets may be more susceptible to disruption than U.S. exchanges. These factors could adversely affect the performance of the Trust.

Regulatory Changes Or Actions In Foreign Jurisdictions May Affect The Value Of The Shares Or Restrict The Use Of SOL, Staking Activity Or The Operation Of Their Networks Or The Global SOL Markets In A Manner That Adversely Affects The Value Of The Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Solana Network), the digital asset markets (including the SOL market) and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with SOL staking it would have a material adverse effect on digital asset networks (including the Solana Network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in Mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of SOL. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change on the Trust or SOL is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Tax Risk

The Treatment Of The Trust For U.S. Federal Income Tax Purposes Is Uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a “grantor trust” for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust, as if it directly received its pro rata share of the Trust’s income, and as if it directly incurred its pro rata share of the Trust’s expenses.

The Trust may take certain positions with respect to the tax consequences of Staking Activities, Incidental Rights and IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust.

In 2025, the IRS released a revenue procedure (the “2025 Staking Guidance”) pursuant to which, if all the requirements listed in the 2025 Staking Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes. takes the position that the Staking Activities meet the requirements of the 2025 Staking Guidance and are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2025 Staking Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2025 Staking Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

In addition, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than SOL as of any date on which it creates or redeems Shares, it maylikely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the IRS were to successfully assert that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Any such dividend distributed to a Shareholder that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Is Uncertain.

As a grantor trust for U.S. federal income tax purposes, due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance and, together with the 2025 Staking Guidance described above, the “Staking Guidance”).

The Notice, the Ruling & FAQs and the Staking Guidance do not address other significant aspects of the U.S. federal income tax treatment of digital currencies and staking activities. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital currency that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of SOL in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies, as well as staking activities, in general.

Future Developments Regarding The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as SOL, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of SOL in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future Developments In The Treatment Of Digital Currency For Tax Purposes Other Than U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes, and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of SOL may have negative consequences, including the imposition of a greater tax burden on investors in SOL or the imposition of a greater cost on the acquisition and disposition of SOL generally.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a non-U.S. jurisdiction with a significant share of the market of SOL users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for SOL in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of SOL in digital asset exchanges. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder May Recognize “Unrelated Business Taxable Income” As A Consequence Of An Investment In Shares.

Under current IRS guidance, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. Moreover, as separately provided by the IRS in the Staking Guidance, staking rewards will, under certain circumstances, be treated as giving rise to taxable income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Shareholder would constitute “unrelated business taxable income” (“UBTI”). U.S. tax-exempt Shareholders should consult their tax advisers regarding whether they may recognize UBTI as a consequence of an investment in Shares.

Shareholders Could Incur A Tax Liability Without An Associated Distribution Of The Trust.

In the normal course of business, the Trust expects to receive certain staking rewards, and it is possible that the Trust could incur a taxable gain in connection with the sale of SOL (such as sales of SOL to obtain fiat currency with which to pay the Sponsor Fee or Trust expenses, and including deemed sales of SOL as a result of the Trust using SOL to pay the Sponsor Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

A Hard “Fork” Of The Solana Blockchain Could Result In Shareholders Incurring A Tax Liability.

If a hard fork occurs in the Solana Blockchain, the Trust could hold both the original SOL and the alternative new SOL. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Trust Agreement provides that Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute SOL. The Trust shall treat whichever asset the Sponsor determines is not SOL as Incidental Rights or IR Virtual Currency, which it has committed to irrevocably abandon. The Ruling & FAQs do not address whether income recognized by a non U.S. person as a result a result of a fork, airdrop or similar occurrence could be subject to 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical” income. Non U.S. shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withholding 30% of any such income recognized by a Non-U.S. shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency, The Sponsor has committed to cause the Trust to irrevocably abandon the Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. The receipt, distribution and/or sale of the alternative SOL may cause the Shareholders to incur a United States federal, state, and/or local, or non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Other Risks

Potential Conflicts Of Interest May Arise Among The Sponsor Or Its Affiliates And The Trust. The Sponsor And Its Affiliates Have No Fiduciary Duties To The Trust And Its Shareholders Other Than As Provided In The Trust Agreement, Which May Permit Them To Favor Their Own Interests To The Detriment Of The Trust And Its Shareholders.

The Sponsor manages the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided that the Sponsor does not act in bad faith;

●	the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;

●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●	the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients, and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	MarketVector, which is the index administrator of the MarketVector Solana Benchmark Rate, is an affiliate of the Sponsor;
91

●	the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	affiliates of the Sponsor may start to have substantial direct investments in SOL, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

●	the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust; and

●	the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Shareholders Cannot Be Assured Of The Sponsor’s Continued Services, The Discontinuance Of Which May Be Detrimental To The Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as the sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its SOL.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate.

Although The SOL Custodian And The Additional SOL Custodian Are Fiduciaries With Respect To The Trust’s Assets, They Could Resign Or Be Removed By The Sponsor, Which May Trigger Early Dissolution Of The Trust.

The SOL Custodian and the Additional SOL Custodian are fiduciaries under § 100 of the New York Banking Law and qualified custodians for purposes of Rule 206(4)-2(d)(6) under the Advisers Act, and are licensed to custody the Trust’s SOL in trust on the Trust’s behalf. However, the SOL Custodian or the Additional SOL Custodian may terminate the Custody Agreement or the Additional SOL Custody Agreement, as the case may be, immediately or upon providing the applicable notice provided under the Custody Agreement or the Additional SOL Custody Agreement. If either the SOL Custodian or the Additional SOL Custodian resigns, is removed or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

Shareholders May Be Adversely Affected By The Lack Of Independent Advisers Representing Investors In The Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders And Authorized Participants Lack The Right Under The Custody Agreement To Assert Claims Directly Against The SOL Custodian, Which Significantly Limits Their Options For Recourse.

Neither the Shareholders nor any Authorized Participant or Liquidity Provider have a right under the Custody Agreement to assert a claim against the SOL Custodian. Claims under the Custody Agreement may only be asserted by the Sponsor on behalf of the Trust.

The Exchange On Which The Shares Are Listed May Halt Trading In The Trust’s Shares, Which Would Adversely Impact A Shareholder’s Ability To Sell Shares.

The Trust’s Shares are expected to be approved for listing, subject to notice of issuance, on the Exchange under the market symbol “VSOL.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The Liquidity Of The Shares May Also Be Affected By The Withdrawal From Participation Of Authorized Participants, Which Could Adversely Affect The Market Price Of The Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The Market Infrastructure Of The SOL Spot Market Could Result In The Absence Of Active Authorized Participants Able To Support The Trading Activity Of The Trust.

SOL is extremely volatile, and concerns exist about the stability, reliability and robustness of many trading platforms where SOL trade. In a highly volatile market, or if one or more exchanges supporting the SOL market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

SOL Spot Exchanges Are Not Subject To Same Regulatory Oversight As Traditional Equity Exchanges, Which Could Negatively Impact The Ability Of Authorized Participants To Implement Arbitrage Mechanisms.

The trading for spot SOL occurs on multiple trading venues that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these exchanges do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount against the NAV.

Shareholders That Are Not Authorized Participants May Only Purchase Or Sell Their Shares In Secondary Trading Markets, And The Conditions Associated With Trading In Secondary Markets May Adversely Affect Shareholders’ Investment In The Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

As The Sponsor And Its Management Have Limited History Of Operating Investment Vehicles Like The Trust, Their Experience May Be Inadequate Or Unsuitable To Manage The Trust.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security Threats To The Trust’s Accounts With The SOL Custodian and the Additional SOL Custodian Could Result In The Halting Of Trust Operations And A Loss Of Trust Assets Or Damage To The Reputation Of The Trust, Each Of Which Could Result In A Reduction In The Price Of The Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s SOL held in the Trust’s accounts with the SOL Custodian and the Additional SOL Custodian will be appealing targets to hackers or malware distributors seeking to destroy, damage or steal the Trust’s SOL and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor, the SOL Custodian or the Additional SOL Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s SOL may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s SOL, including, but not limited to, offline storage, or cold storage, multiple encrypted private key “shards” and other measures. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the SOL Custodian’s or the Additional SOL Custodian’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account are held on an omnibus, rather than segregated basis, which creates greater risk of loss.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the SOL Custodian, the Additional SOL Custodian, the Trust’s other service providers, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the SOL Custodian or the Additional SOL Custodian, the private keys (and therefore SOL) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the SOL Custodian, the Additional SOL Custodian or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, the SOL Custodian, the Additional SOL Custodian and the Trust’s other service providers may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the SOL Custodian or the Additional SOL Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

The Sponsor Is Leanly Staffed And Relies Heavily On Key Personnel.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

The Trust Is New, And If It Is Not Profitable, The Trust May Terminate And Liquidate At A Time That Is Disadvantageous To Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, then the Trust could be terminated and liquidated at the direction of the Sponsor. Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context. Shareholders may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

Shareholders Do Not Have The Rights Enjoyed By Investors In Certain Other Vehicles And May Be Adversely Affected By A Lack Of Statutory Rights And By Limited Voting And Distribution Rights.

The Shares have no voting and limited distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor Fee, without Shareholder consent. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial existing right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Notwithstanding the foregoing, the Sponsor shall have the right to increase or decrease the amount of the Sponsor Fee (i) upon three (3) business days’ prior notice of the increase or decrease being posted on the website of the Trust, and (ii) upon three (3) business days’ prior written notice of the increase or decrease being given to the Trustee. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

The Trust Agreement Includes Provisions That Limit Shareholders’ Voting Rights And Restrict Shareholders’ Right To Bring A Derivative Action.

Under the Trust Agreement, Shareholders have no voting rights and the Trust does not hold regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue, or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another, and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The Non-Exclusive Jurisdiction For Certain Types Of Actions And Proceedings And Waiver Of Trial By Jury Clauses Set Forth In The Trust Agreement May Have The Effect Of Limiting A Shareholder’s Rights To Bring Legal Action Against The Trust And Could Limit A Purchaser’s Ability To Obtain A Favorable Judicial Forum For Disputes With The Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that suits brought to enforce a duty or liability created by the 1933 Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1933 Act, the Exchange Act or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

An Investment In The Trust May Be Adversely Affected By Competition From Other Investment Vehicles Focused On SOL Or Other Cryptocurrencies.

The Trust competes with direct investments in SOL, other cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrency and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest in other vehicles, which could adversely affect the performance of the Trust.

Shareholders May Be Adversely Affected By Creation Or Redemption Orders That Are Subject To Postponement, Suspension Or Rejection Under Certain Circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage or network error), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket (“Basket Deposit”) would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if (1) the order is not in proper form as described in the Authorized Participant Agreement, (2) the fulfillment of the order counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, Cash Custodian or the SOL Custodian make it for all practical purposes not feasible for the Shares to be delivered or the redemption distribution to be made. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

If such a suspension or postponement occurs at a time when an Authorized Participant intends to redeem Shares, and the price of SOL decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the SOL received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

Shareholders May Be Adversely Affected By An Overstatement Or Understatement Of The NAV Calculation Of The Trust Due To The Valuation Method Employed On The Date Of The NAV Calculation.

In certain circumstances, the Trust’s SOL investments may be valued using techniques other than reliance on the price established by the MarketVector Solana Benchmark Rate. As described further in “Net Asset Value Determinations,” the Sponsor monitors for significant events related to crypto assets that may impact the value of SOL and determines in good faith, and in accordance with its valuation policies and procedures, whether to fair value the Trust’s SOL on a given day based on whether certain pre-determined criteria have been met. For example, if the MarketVector Solana Benchmark Rate deviates by more than a pre-determined amount from an alternate benchmark available to the Sponsor, then the Sponsor may determine to utilize the alternate benchmark. The Sponsor evaluates its fair value criteria and the factors in determining such criteria from time to time and no less than quarterly. The Sponsor may also fair value the Trust’s SOL using observed market transactions from one or more exchanges. The Sponsor may also fair value the Trust’s SOL using a combination of inputs in certain situations (e.g., using observed market transactions, OTC quotations from brokers, etc.). The value of the Shares of the Trust established by using the MarketVector Solana Benchmark Rate may be different from what would be produced through the use of another methodology. SOL or other digital asset investments that are valued using techniques other than those employed by the MarketVector Solana Benchmark Rate, including SOL investments that are “fair valued,” may be subject to greater fluctuation in their value from one day to the next than would be the case if market-price valuation techniques were used.

The Liability Of The Sponsor And The Trustee Is Limited, And The Value Of The Shares Will Be Adversely Affected If The Trust Is Required To Indemnify The Trustee Or The Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Trust and the value of its Shares.

Due To The Increased Use Of Technologies, Intentional And Unintentional Cyberattacks Pose Operational And Information Security Risks.

With the increased use of technologies, such as the internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems for the purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. For instance, the doxxing of Solana Lab’s co-founder on May 27, 2025 via Instagram highlights the vulnerability of personal information associated with online accounts, even where digital assets are secure.

Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, MarketVector, the administrator, transfer agent and the SOL Custodian) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of the Shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs and/or additional compliance costs. For example, in May 2025, Coinbase Global experienced a significant breach of sensitive customer data and the misappropriation of digital assets resulting from the bribery of overseas insiders. This breach led to substantial financial losses for affected customers and prompted Coinbase Global to make certain operational adjustments, including increasing investment in insider-threat detection and automated response systems and opening a new support hub in the United States, and adding stronger security controls and monitoring across all locations.

A security breach affecting the Trust or its service providers could result in the unauthorized disclosure of sensitive information, operational disruptions and financial losses. Substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result. While the Trust has established business continuity plans, there are inherent limitations in such plans.

The Trust And Its Service Providers Are Subject To Certain Operational Risks.

The Trust and its service providers, including the Sponsor, Administrator, Transfer Agent, SOL Custodian and Cash Custodian (as well as Authorized Participants and market makers) may experience disruptions that arise from human error, processing and communications errors, counterparty or third-party errors or technology or systems failures, any of which may have an adverse impact on the Trust. Although the Trust and its service providers seek to mitigate these operational risks through their internal controls and operational risk management processes, these measures may not identify or may be inadequate to address all such risks. Additionally, the SOL Custodian, and the Additional SOL Custodian, which were established in 2015, and 2012 respectively, each have a limited operating company and experience, which could heighten certain operational risks.

Risk Factors Related to ERISA

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Trust were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust, and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Trust.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisers regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management, Strategy and Governance

The Trust has no employees or internal information systems and is managed by the Sponsor. Thus, the Trust relies on the Sponsor and VanEck, the parent company of the Sponsor, as well as the SOL Custodian and other service providers to protect the Trust’s information from cybersecurity threats. VanEck has policies, standards and procedures on information security (the “Cybersecurity Documents”). The Cybersecurity Documents govern the procurement, use, storage, protection and permissions of data systems, applications and devices. The Cybersecurity Documents outline the correct usage of elements and tasks on the networks/infrastructure to ensure safe operation, high availability, performance and data accuracy.

VanEck has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, VanEck’s cybersecurity program is organized around the following program domains:

●	Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats and cybersecurity risks;

●	Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices;

●	Detect anomalies and security events through environments monitoring, analysis, remediation and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program;

●	Respond to incidents regardless of source or causality;

●	Recover through planning, improvements and communications (external and internal); and

●	Conduct after-action evaluation to identify what went well, what did not go well and improve VanEck systems on the back of an issue.

VanEck employs third-party firms to assess its cybersecurity posture, conduct penetration testing and forensic analysis.

VanEck maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact VanEck’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within VanEck’s NIST framework, and risk identification and mitigation are supported by VanEck’s cybersecurity program. VanEck also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Roles and Responsibilities

Roles and responsibilities for cybersecurity have been established first by VanEck’s cybersecurity policy and secondly by its connection to the governance structure of the firm and VanEck’s risk management committee (the “Risk Management Committee”), which is comprised of senior-level employees. Cybersecurity is closely aligned with not only risk management, but also with business continuity planning and response. In addition, the importance of cybersecurity protection and its practice at the manager and employee level is frequently communicated to the staff globally. Specifically, VanEck’s Chief Information Security Officer, reporting to the co-chair of the Risk Management Committee, is responsible for conducting the firm’s cybersecurity risk assessment, as well as providing regular staff educations with a special emphasis on proper desktop and email security and conduct. Special training is also given to recently on-boarded staff. VanEck’s Chief Administrative Officer and Chief Technology Officer, together with VanEck’s Chief Information Security Officer, are responsible for the day-to-day operations of the firm cybersecurity infrastructure including normal operations, as well as any remedial work required in response to an incident. The communication responsibility in the event of an incident is shared by VanEck’s CEO and the General Counsel.

Since our commencement of operations, we have not experienced a material information security breach incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors—Other Risks—Due To The Increased Use Of Technologies, Intentional And Unintentional Cyberattacks Pose Operational And Information Security Risks.”

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares are listed on The Nasdaq Stock Market LLC, under the ticker symbol “VSOL.”

Holders

As of December 31, 2025, there were approximately 45 participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal year period from June 10, 2025 to December 31, 2025.

Use of Proceeds from Registered Securities

4,000 Shares (Initial Seed Shares) were redeemed during the period October 1, 2025 through December 31, 2025.

Period	Total Number of Shares Redeemed	Average Per Share

10/1/25-10/31/25	4,000	$25

11/1/25-11/30/25	-	-

12/1/25-12/31/25	-	-

Total	4,000	$25

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

During 2025, the Seed Capital Investor purchased 4,000 Seed Shares on June 10, 2025 at a per-Share price of $25.00, total proceeds to the Trust from the sale of the Seed Shares were $100,000. On October 29, 2025, the Seed Shares were redeemed for $100,000 in cash at a per-Share price of $25.00 and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

As of December 31, 2025, the Trust’s activities consisted primarily of organizational and offering-related matters and the seed capital transactions, including the sale of 4,000 Seed Shares for $100,000 on June 10, 2025 and the subsequent cash redemption of the Seed Shares and sale of 400,000 Shares for $10,000,000 on October 29, 2025.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust have been arranged by the Sponsor. The Trust is administered by the Trust Agreement, among the Sponsor and the Trustee. The Trust is managed and controlled by the Sponsor, a wholly owned subsidiary of VanEck. The Sponsor is not governed by a board of directors.

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

The Trust issues and redeems Shares only in aggregations of 25,000 Shares, a Basket or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on the Exchange under the ticker symbol “VSOL.”

Computation of Net Asset Value

The Trust’s NAV is calculated based on the Trust’s net asset holdings as reconciled to the SOL Custodians’ accounts on a market approach, determined on a daily basis in accordance with the MarketVector Solana Benchmark Rate price at 4:00 p.m. Eastern time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust that is incurred is the Sponsor’s Fee. The Trust’s only source of liquidity is its sales of SOL.

Significant Accounting Policies

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of SOL, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. [In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.]

Results of Operations

The Year Ended December 31, 2025

From January 1, 2025 to June 10, 2025 (date of Seeding), the Trust had no operations other than a sale to the Seed Capital Investor, the parent of the Sponsor, of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The Trust did not have any operations from June 10, 2025 to October 29, 2025, other than Seed audits of the Trust on June 10, 2025 and September 24, 2025.

On October 29, 2025 (date of initial SOL investment), the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL. As of December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 28% of net assets.

The Trust’s NAV increased from $100,000 at June 10, 2025 to $23,539,566 at December 31, 2025, a 23,440% increase. The increase in the Trust’s NAV resulted primarily from an increase in the number of outstanding shares, which increased from 4,000 Shares at June 10, 2025 to 1,450,000 Shares at December 31, 2025. This is the net result of 1,454,000 Shares (58 Baskets) being created and 4,000 Seed Shares being redeemed during the period, offset by a decrease in the price of SOL, which contracted from $193.59 at October 29, 2025 (date of initial SOL investment) to $124.73 at December 31, 2025 resulting in a decline of 35.57%.

The 35.08% decrease in the NAV per Share from $25.00 at October 29, 2025 (date of initial SOL investment) to $16.23 at December 31, 2025, is directly related to the 35.57% decrease in the price of SOL during this period.

The NAV per Share of $24.16 on October 31, 2025, was the highest during the period, compared with a low during the period of $15.32 on December 18, 2025.

Net decrease in net assets resulting from operations for the period ended December 31, 2025, was $4,640,619 resulting from net unrealized depreciation on investment in SOL of $4,760,507, offset by net investment income of $119,888. The Trust had no expenses during the period as they were all waived by the Sponsor.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See “Index to Financial Statements” on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from June 10, 2025 to December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The following persons, in their respective capacities as directors or executive officers of the Sponsor perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them. The principals and executive officers of the Sponsor are as follows:

Jan F. van Eck

Mr. van Eck (born 1963) serves as the Chief Executive Officer and President of the Sponsor and VanEck. He joined VanEck in 1992 and its Executive Management Team in 1998. Additionally, Mr. van Eck is the President and CEO of Van Eck Securities Corporation. Furthermore, he is a Trustee, the President and Chief Executive Officer of VanEck Vectors ETF Trust, VanEck Funds and VanEck VIP Trust. Furthering VanEck’s mission to anticipate asset classes and trends, Mr. van Eck has created strategic beta, tactical allocation, emerging markets and commodity-related investment strategies in mutual fund, ETF and institutional formats. He founded the VanEck’s ETF business in 2006. One of the world’s largest ETF sponsors, VanEck offers ETFs, branded VanEck Vectors®, globally across equity and fixed income asset classes. Mr. van Eck holds a J.D. from Stanford University and graduated, Phi Beta Kappa, from Williams College with a major in economics. Mr. van Eck has registrations with the National Futures Association and the Financial Industry Regulatory Authority. He is a Director of the National Committee on United States-China Relations. Mr. van Eck routinely appears on CNBC and Bloomberg Television, and was a 2013 “Finalist for Institutional Investor’s Fund Leader of the Year” and a 2019 finalist for ETF.com’s “Lifetime Achievement Award.”

John J. Crimmins

Mr. Crimmins (born 1957) serves as Vice President, Treasurer and Chief Financial Officer of the Sponsor. He joined VanEck in 2009 as Vice President of Portfolio Administration. Mr. Crimmins is primarily responsible for overseeing portfolio accounting and administration. He also serves as Chief Financial Officer and Treasurer to the VanEck Funds, VanEck VIP Trust and VanEck ETF Trust. Prior to joining VanEck, Mr. Crimmins was the Chief Financial, Operating and Compliance Officer for Kern Capital Management LLC from 1997 to 2009 and the Vice President and Director of Mutual Fund Administration for Evergreen Investment Services from 1987 to 1997. Previously, he acted as Vice President and Controller for Pilgrim Group for three years and was in public accounting for six years. Mr. Crimmins is a Certified Public Accountant and received a B.S. in accounting from St. John’s University.

Insider Trading Policy

VanEck has adopted an insider trading policy which applies to its employees. VanEck believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of VanEck’s insider trading policy is filed as Exhibit 19.1 to this Report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the period from November 17, 2025 to December 31, 2025, the Trust did not incur any Sponsor Fee, because the Sponsor’s fee was waived from November 17, 2025 through February 17, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by Cohen & Company, Ltd. for the year ended December 31, 2025.

2025
Audit fees	$68,250
Audit-related Fees	$0
Tax fees	$0
All other fees	$0
Total	$68,250

Approval of Independent Registered Public Accounting Firm Services and Fees

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations are made by the Sponsor.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See “Index to Financial Statements” on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Report:

Exhibit No.	Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 13, 2025

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 9, 2025

4.2*	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on July 31, 2025

10.2	Marketing Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.3	Gemini Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.4*	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.5*	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.6	Index SubLicense Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.7*	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025
107

10.10	Additional SOL Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.11	Form of Staking Provider Agreement incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by the Registrant on August 29, 2025

19.1*	Insider Trading Policy

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Executive Officer Incentive-Based Compensation Clawback Policy

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

VANECK SOLANA ETF

FINANCIAL STATEMENTS

Financial Statements and Report of Independent Registered Public Accounting Firm

VANECK SOLANA ETF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

VanEck Solana ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of VanEck Solana ETF (the “Trust”), including the schedule of investment, as of December 31, 2025, and the related statements of operations and changes in net assets for the period September 24, 2025 to December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations and changes in its net assets for the period September 24, 2025 to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of digital assets owned as of December 31, 2025, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2025.

/s/ Cohen & Company, LTD.

COHEN & COMPANY, LTD.

Towson, Maryland

March 30, 2026

VANECK SOLANA ETF

Statement of Assets and Liabilities(a)

December 31, 2025

Assets
Investment in solana, at fair value (cost $28,300,073)	$23,539,566
Total assets	23,539,566

Liabilities
Accrued Sponsor fee	—
Total liabilities	—

Net assets	$23,539,566

Shares issued and outstanding (no par value, unlimited amount authorized)	1,450,000

Net Asset Value per Share	$16.23

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Statement of Operations

For the Period September 24, 2025 to December 31, 2025(a)(b)

Investment Income
Staking Income	$119,888
Total investment income	119,888
Expenses
Sponsor fee, related party	6,426
Total expenses	6,426
Sponsor fee waiver, related party	(6,426)
Net expenses	—
Net investment income	119,888
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Solana sold for redemption of shares	—
Solana distributed for Sponsor fee, related party	—
Net realized gain (loss) on investment in solana	—

Net change in unrealized appreciation (depreciation) from investment in solana	(4,760,507)

Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(4,760,507)

Net decrease in net assets resulting from operations	$(4,640,619)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.
(b)	On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was September 24, 2025. The Trust did not have any operations from June 10, 2025 to September 24, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Statement of Changes in Net Assets

For the Period September 24, 2025 to December 31, 2025(a)

Net decrease from operations
Net investment income	$119,888
Net realized gain (loss) from investment in solana	—
Net change in unrealized appreciation (depreciation) from investments in solana	(4,760,507)
Net decrease in net assets resulting from operations	(4,640,619)

Capital Share transactions
Contributions for shares issued	28,180,185
Withdrawals for shares redeemed	(100,000)
Net increase in capital share transactions	28,080,185
Net increase in net assets	23,439,566

Net assets:
Beginning of period	100,000
End of period	$23,539,566

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024. On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was September 24, 2025. The Trust did not have any operations from June 10, 2025 to September 24, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Schedule of Investment as

of December 31, 2025(a)

Description	Quantity(b)	Cost	Fair Value
Solana	188,731.73	$28,300,073	$23,539,566
Total Investment in Solana – 100.00%			23,539,566
Liabilities in Excess of Other Assets – (0.00%)			—
Net Assets – 100.00%			$23,539,566

(a)	No comparative financial statements have been provided as the Trust did not hold any Solana as of December 31, 2024.
(b)	Includes 157,964.45 of staked Solana.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Notes to Financial Statements

December 31, 2025

Note 1. Organization:

VanEck Solana ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in an ownership of the Trust (the “Shares”). The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of Solana (“SOL”), and rewards from staking a portion of the Trust’s SOL, to the extent VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the trustee of the Trust (the “Trustee”).

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of December 31, 2025, the Trust did not hold cash.

C.	Investment Valuation

The Trust values its investment in SOL and other assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

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

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data or they may be internally developed. These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The three levels of the fair value hierarchy are as follows:

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

VANECK SOLANA ETF

Notes to Financial Statements (continued)

December 31, 2025

The following is a summary of the fair value hierarchy as of December 31, 2025:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$23,539,566	$—	$—	$23,539,566

The following represents the changes in quantity of SOL and the respective fair value:

	SOL	Fair Value
Beginning balance as of September 24, 2025(a)	—	$—
SOL purchased	188,731.73	28,300,073
SOL sold	—	—
Net unrealized appreciation (depreciation) from investment in SOL	—	(4,760,507)
Net realized loss on investment in SOL	—	—
Ending balance as of December 31, 2025	188,731.73	$23,539,566

(a)	The Trust did not hold any SOL as of September 24, 2025.

D.	Solana

SOL transactions are accounted for on trade date. Realized gains and losses on the sale of SOL are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of SOL. Proceeds received by the Trust from the issuance of baskets consist of SOL. Staking income is recognized on an accrual basis. Deposits of SOL are held by Gemini Trust Company, LLC (the “SOL Custodian”) and/or Coinbase Custody Trust Company, LLC (the “Additional SOL Custodian”, and collectively the “SOL Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the SOL Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

E.	Staking

The Trust stakes a portion of the Trust’s SOL through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available SOL for staking by instructing the SOL Custodian to delegate such SOL to a validator address selected in accordance with the Trusts Staking Policy. Any staked SOL will be inaccessible for a period of time. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all right, title and interest to the staked SOL; and as such, the staked assets are reflected in Investments in solana, at fair value on the Statement of Assets and Liabilities. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of SOL. The only SOL Custodian with staked SOL during the period was Gemini Trust Company, LLC.

F.	Calculation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings, as reconciled to the SOL Custodians’ accounts, on a market approach determined on a daily basis using the MarketVectorTM Solana Benchmark Rate price at 4:00 pm EST. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Administrator.

VANECK SOLANA ETF

Notes to Financial Statements (continued)

December 31, 2025

G.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any staking income, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has reviewed the tax positions for the period presented and has determined that no provision for income tax is required in the Trust’s financial statements.

H.	Segment Reporting

The Chief Financial Officer and Treasurer acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.30% of average daily net assets that accrues daily and pay monthly. The Sponsor has agreed to waive the entire Sponsor Fee on the first $1 billion of the Trust’s assets through February 17, 2026. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee) out of the Sponsor Fee. The Staking Service Provider is entitled to a staking service fee (the “Staking Services Provider Consideration”) of 0.28% of the Trust’s total staked assets on an annualized basis. The Staking Services Provider has agreed to waive the Staking Services Provider Consideration through February 17, 2026. The Sponsor from time to time will sell SOL, which may be facilitated by one or more Liquidity Providers and/or the SOL Custodian or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust holds its SOL at the SOL Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of SOL owned by the Trust and holding private keys that provide access to the SOL in the Trust’s SOL account.

State Street Bank and Trust Company serves as the Trust’s administrator, transfer agent and cash custodian.

Note 4. Related Parties

The Sponsor is considered to be a related party to the Trust.

MarketVector Indexes GmbH is the index sponsor and index administrator for the MarketVectorTM Solana Benchmark Rate, which is used by the Trust to determine its NAV. MarketVector Indexes GmbH is an indirectly wholly-owned subsidiary of VanEck.

Van Eck Securities Corporation, a marketing agent to the Trust, is a wholly-owned subsidiary of VanEck.

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On October 29, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL. As of December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 28% of net assets.

VANECK SOLANA ETF

Notes to Financial Statements (continued)

December 31, 2025

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or Solana to create baskets and receive cash or Solana when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase Solana from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the Solana represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, Solana to the Trust’s account with the Solana Custodian or Additional Solana Custodian in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the Solana Custodian or the Additional Solana Custodian, will deliver Solana to such authorized participants, or a designee thereof, in exchange for their Shares. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s SOL Custodians to facilitate settlement of the Shares and SOL.

Share and capital activity is as follows:

	For the Period September 24, 2025 to December 31, 2025(a)(b)
	Shares	Amount
Beginning of period	4,000	$100,000
Shares issued	1,450,000	28,180,185
Shares redeemed	(4,000)	(100,000)
End of period	1,450,000	$28,180,185

(a) No comparative share activity have been provided as the Trust did not have any operations as of December 31, 2024.

(b) On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was September 24, 2025. The Trust did not have any operations from June 10, 2025 to September 24, 2025.

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

VANECK SOLANA ETF

Notes to Financial Statements (continued)

December 31, 2025

Note 7. Concentration Risk

Substantially all of the Trust’s assets are holdings of SOL, which creates a concentration risk associated with fluctuations in the value of SOL due to a number of factors. Accordingly, a decline in the value of SOL will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of SOL include high volatility, which could have a negative impact on the performance of the Trust. SOL platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the solana network. The slowing or stopping of the development or acceptance of the solana network may adversely affect an investment in the Trust. The price of SOL on the SOL market has exhibited periods of extreme volatility. Digital assets such as SOL were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of SOL represented by the Shares may decline over time. SOL with a fair value of $23,539,566 were held by the SOL Custodians at December 31, 2025.

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

VANECK SOLANA ETF

Notes to Financial Statements (continued)

December 31, 2025

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the period from September 24, 2025 to December 31, 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	For the Period September 24, 2025 to December 31, 2025
Net asset value per share, beginning of period	$25.00

From investment operations:
Net investment income(b)	0.12
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in solana(c)	(8.89)
Net decrease resulting from operations	(8.77)

Net asset value per share, end of period	$16.23

Total return(d)	(35.08)%

Ratios to average net assets
Gross expense	0.30%	(e)(f)
Net expense	0.00%	(e)(f)
Net investment income	5.65%	(e)(f)

(a)	No prior year comparative financial statements have been provided as the Trust did not have any operations as of December 31, 2024.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.
(f)	Calculated based upon average daily net assets from November 17, 2025 (date of effectiveness) to December 31, 2025.

Note 9. Subsequent Event Review

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

VanEck Solana ETF

By:	VanEck Digital Assets, LLC, as Sponsor of the Trust (registrant)

By:	/s/ Matthew A. Babinsky
Name: Matthew A. Babinsky
Title: Vice President

Date:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities* and on the dates indicated.

Signature	Title	Date
/s/ Jan F. van Eck	Jan F. van Eck President and Chief Executive Officer (Principal Executive Officer)	March 30, 2026

/s/ John J. Crimmins	John J. Crimmins Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026

*	The registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the registrant.