Form 10-Q
period 2026-03-31
VanEck Solana ETF
filed 2026-05-14
CIK 2028541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to______________________.

Commission file number: 001-42954

VanEck Solana ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6972117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 1,375,000 outstanding Shares as of April 30, 2026.

VanEck Solana ETF
Table of Contents

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK SOLANA ETF

Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investment in solana, at fair value (cost $25,684,742 and $28,300,073, respectively)	$14,863,788	$23,539,566
Total assets	14,863,788	23,539,566

Liabilities
Accrued Sponsor fee	4,207	—
Total liabilities	4,207	—

Net assets
	$14,859,581	$23,539,566

Shares issued and outstanding (no par value, unlimited amount authorized)	1,350,000	1,450,000

Net Asset Value per Share	$11.01	$16.23

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Statement of Operations(a)

For the Three Months Ended March 31, 2026 (Unaudited)

Investment Income
Staking Income	$299,453
Total investment income	299,453

Expenses
Sponsor fee, related party	15,433
Total expenses	15,433
Sponsor fee waiver, related party	(9,714)
Net expenses	5,719
Net investment income	293,734
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Solana sold for redemption of shares	(1,148,041)
Solana sold for in-kind redemptions	(2,125,101)
Solana distributed for Sponsor fee, related party	(978)
Net realized loss on investment in solana	(3,274,120)

Net change in unrealized appreciation (depreciation) from investment in solana	(6,060,447)

Net realized loss and net change in unrealized appreciation (depreciation)	(9,334,567)

Net increase (decrease) in net assets resulting from operations	$(9,040,833)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Statement of Changes in Net Assets(a)

For the Three Months Ended March 31, 2026 (Unaudited)

Net decrease from operations
Net investment income	$293,734
Net realized loss from investment in solana	(3,274,120)
Net change in unrealized appreciation (depreciation) from investments in solana	(6,060,447)
Net decrease in net assets resulting from operations	(9,040,833)

Capital Share transactions
Contributions for shares issued	5,215,980
Withdrawals for shares redeemed	(4,855,132)
Net increase in capital share transactions	360,848
Net decrease in net assets	(8,679,985)

Net assets:
Beginning of period	23,539,566
End of period	$14,859,581

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Schedules of Investment

March 31, 2026 (Unaudited)
Description	Quantity	Cost	Fair Value
Solana	178,254.94(a)	$25,684,742	$14,863,788
Total Investment in solana – 100.03%			14,863,788
Liabilities in Excess of Other Assets – (0.03%)			(4,207)
Net Assets – 100.00%			$14,859,581

December 31, 2025
Description	Quantity	Cost	Fair Value
Solana	188,731.73(b)	$28,300,073	$23,539,566
Total Investment in solana – 100.00%			23,539,566
Liabilities in Excess of Other Assets – (0.00%)			—
Net Assets – 100.00%			$23,539,566

(a)	Includes 156,945.27 of staked solana.
(b)	Includes 157,964.45 of staked solana.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Notes to Unaudited Financial Statements

March 31, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of March 31, 2026 and December 31, 2025, the Trust did not hold cash.

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

The following is a summary of the fair value hierarchy as of March 31, 2026, and December 31, 2025:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$14,863,788	$—	$—	$14,863,788

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$23,539,566	$—	$—	$23,539,566

The following represents the changes in quantity of SOL and the respective fair value:

	SOL	Fair Value
Beginning balance as of January 1, 2026	188,731.73	$23,539,566
SOL purchased	35,487.29	4,634,263
SOL purchased in-kind	9,848.68	881,265
SOL sold	(19,649.58)	(1,745,950)
SOL sold in-kind	(36,163.18)	(3,110,789)
Net change in unrealized appreciation (depreciation) from investment in SOL	—	(6,060,447)
Net realized loss on investment in SOL	—	(3,274,120)
Ending balance as of March 31, 2026	178,254.94	$14,863,788

	SOL	Fair Value
Beginning balance as of September 24, 2025(a)	—	$—
SOL purchased	188,731.73	28,300,073
SOL sold	—	—
Net change in unrealized appreciation (depreciation) from investment in SOL	—	(4,760,507)
Net realized gain (loss) on investment in SOL	—	—
Ending balance as of December 31, 2025	188,731.73	$23,539,566

(a)	The Trust did not hold any SOL as of September 24, 2025.

D.	Solana

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

The Trust stakes a portion of the Trust’s SOL through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available SOL for staking by instructing the SOL Custodian to delegate such SOL to a validator address selected in

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

accordance with the Trusts Staking Policy. Any staked SOL will be inaccessible for a period of time. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all rights, title and interest to the staked SOL; and as such, the staked assets are reflected in Investments in solana, at fair value on the Statements of Assets and Liabilities. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of SOL. The only SOL Custodian with staked SOL during the period was Gemini Trust Company, LLC.

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

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

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

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

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On October 29, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets,” comprising a total of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL. As of March 31, 2026 and December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 30% and 28%, respectively, of net assets.

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

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

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

Share and capital activity is as follows:

	Three Months Ended March 31, 2026(a)
	Shares	Amount
Beginning of period	1,450,000	$28,180,185
Shares issued	325,000	5,215,980
Shares redeemed	(425,000)	(4,855,132)
End of period	1,350,000	$28,541,033

(a)	No comparative share activity have been provided as the Trust did not have any operations as of March 31, 2025.

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

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

March 31, 2026

Shareholders that are not authorized participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the three months ended March 31, 2026. An individual investor’s return and ratios may vary based on the timing of capital transactions:

Three Months Ended March 31, 2026
Net asset value per share, beginning of period	$16.23

From investment operations:
Net investment income(b)	0.19
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in solana(c)	(5.41)
Net decrease resulting from operations	(5.22)

Net asset value per share, end of period	$11.01

Total return(d)	(32.16)%

Ratios to average net assets(e)
Gross expense	0.30%
Net expense	0.11%
Net investment income	5.74%

(a)	No prior comparative financial statements have been provided as the Trust did not have any operations as of March 31, 2025.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of SOL.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust that will be incurred will be the Sponsor’s Fee. The Trust’s only source of liquidity will be its sales of SOL.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s NAV decreased from $23,539,566 at December 31, 2025 to $14,859,581 at March 31, 2026, a 36.87% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of SOL, which decreased 33.14% from $124.73 at December 31, 2025 to $83.39 at March 31, 2026. The number of Shares outstanding also decreased from 1,450,000 Shares at December 31, 2025 to 1,350,000 Shares at March 31, 2026, a net result of 325,000 Shares (13 Baskets) being created and 425,000 Shares (17 Baskets) being redeemed during the period.

The 32.16% decrease in the NAV per Share from $16.23 at December 31, 2025 to $11.01 at March 31, 2026 is directly related to the 33.14% decrease in the price of SOL during this period, minimally offset by income from staking activities.

The NAV per Share of $19.21 on January 14, 2026, was the highest during the quarter, compared with a low during the quarter of $10.11 on February 12, 2026.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2026, was $9,040,833 resulting from the net change in unrealized depreciation on investment in SOL of $6,060,447, a net realized loss of $1,148,041 on SOL sold for the redemption of Shares, a net realized loss on SOL sold of 2,125,101 for in-kind redemptions, a net realized loss of $978 from SOL sold to pay expenses during the quarter, and net investment income of $293,734 resulting from staking activities. Other than the Net Sponsor Fee of $5,719, the Trust has no other expenses during the quarter.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Regulatory Landscape Surrounding Staking Activities Is Uncertain.

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the VSOL Custodian, Staking Services Providers, and the Trust and its shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the agreements for staking services could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”), in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view.

Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or the Interpretive Release or that the SEC could withdraw the statement. In that case, or if VSOL were deemed a security, there would also be a risk that a Staking Services Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Services Provider is receiving a commission for effecting the staking transactions and receipt of staking rewards.

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

There remains substantial uncertainty regarding the regulation of digital assets, including SOL, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets., and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Solana Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs and other technologies that could enhance privacy have been discussed by participants in the Solana Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services or methods that have the effect of obfuscating the source, destination or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Solana Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions-such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian-to reduce support for or cease offering services for SOL or to the Trust, which could impair the utility of SOL, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulation

A Determination That SOL Or Any Other Digital Asset Is A “Security” May Adversely Affect The Value Of SOL And The Value Of The Shares, And Result In Potentially Extraordinary, Nonrecurring Expenses To, Or Termination Of, The Trust.

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

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, SOL is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in ether, the Trust, the Shares or transactions involving SOL being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares. As part of determining whether SOL is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of SOL as a security (or not). Finally, the Sponsor discusses the security status of SOL with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes SOL is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that SOL may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

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

If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc. and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainly, but it is unclear if the proposed legislation will be passed.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which SOL are treated for classification and clearing purposes. In particular, although the Interpretive Release classified SOL as a digital commodity and not a security under the federal securities laws, SOL may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that SOL is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of SOL under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 425,000 Shares (17 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

01/01/26 to 01/31/26	-	$-
02/01/26 to 02/28/26	200,000	11.49
03/01/26 to 03/31/26	225,000	11.36
Total	425,000	$11.42

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 13, 2025

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 9, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on July 31, 2025

10.2	Marketing Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.3	Gemini Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.6	Index SubLicense Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.10	Additional SOL Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.11	Form of Staking Provider Agreement incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by the Registrant on September 26, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
18

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: May 14, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

