Form 10-Q
period 2026-06-30
VanEck Solana ETF
filed 2026-08-13
CIK 2028541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________________to______________________.

Commission file number: 001-42954

VanEck Solana ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6972117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 1,450,000 outstanding Shares as of July 31, 2026.

VanEck Solana ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK SOLANA ETF

Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investment in solana, at fair value (cost $24,830,424 and $28,300,073, respectively)	$14,319,110	$23,539,566
Total assets	14,319,110	23,539,566

Liabilities
Accrued Sponsor fee	3,223	—
Total liabilities	3,223	—

Net assets	$14,315,887	$23,539,566

Shares issued and outstanding (no par value, unlimited amount authorized)	1,425,000	1,450,000

Net Asset Value per Share	$10.05	$16.23

The accompanying notes are an integral part of these financial statements.

1

VANECK SOLANA ETF

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2026(a)	Six Months Ended June 30, 2026(a)
Investment Income
Staking income (net)	$170,183	$469,636
Total investment income	170,183	469,636
Expenses
Sponsor fee, related party	10,971	26,404
Total expenses	10,971	26,404
Sponsor fee waiver, related party	—	(9,714)
Net expenses	10,971	16,690
Net investment income	159,212	452,946
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on:
Solana sold for redemption of shares	(1,538,321)	(2,686,362)
Solana sold for in-kind redemptions	(201,683)	(2,326,784)
Solana distributed for Sponsor fee, related party	(3,972)	(4,950)
Net realized loss from investment in solana	(1,743,976)	(5,018,096)

Net change in unrealized appreciation (depreciation) from investment in solana	309,640	(5,750,807)

Net realized loss and net change in unrealized appreciation (depreciation)	(1,434,336)	(10,768,903)

Net decrease in net assets resulting from operations	$(1,275,124)	$(10,315,957)

(a) No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

2

VANECK SOLANA ETF

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2026(a)	Six Months Ended June 30, 2026(a)
Net decrease from operations
Net investment income	$159,212	$452,946
Net realized loss from investment in solana	(1,743,976)	(5,018,096)
Net change in unrealized appreciation (depreciation) from investments in solana	309,640	(5,750,807)
Net decrease in net assets resulting from operations	(1,275,124)	(10,315,957)

Capital Share transactions
Contributions for shares issued	3,557,484	8,773,464
Withdrawals for shares redeemed	(2,826,054)	(7,681,186)
Net increase in capital share transactions	731,430	1,092,278
Net decrease in net assets	(543,694)	(9,223,679)

Net assets:
Beginning of period	14,859,581	23,539,566
End of period	$14,315,887	$14,315,887

(a) No comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.

The accompanying notes are an integral part of these financial statements.

3

VANECK SOLANA ETF

Schedules of Investment

June 30, 2026 (Unaudited)
Description	Quantity		Cost	Fair Value
Solana	190,186.09	(a)	$24,830,424	$14,319,110
Total Investment in solana – 100.02%				14,319,110
Liabilities in Excess of Other Assets – (0.02%)				(3,223)
Net Assets – 100.00%				$14,315,887

December 31, 2025
Description	Quantity		Cost	Fair Value
Solana	188,731.73	(b)	$28,300,073	$23,539,566
Total Investment in solana – 100.00%				23,539,566
Liabilities in Excess of Other Assets – (0.00%)				—
Net Assets – 100.00%				$23,539,566

(a) Includes 139,387.82 of staked solana.

(b) Includes 157,964.45 of staked solana.

The accompanying notes are an integral part of these financial statements.

4

VANECK SOLANA ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

Cash, if any, represents cash deposits held at a major financial institution and is subject to credit risk to the extent its balance exceeds the federally insured limits. As of June 30, 2026 and December 31, 2025, the Trust did not hold cash.

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
5

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

Level 3 – Unobservable inputs where there are little or no market activity for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following is a summary of the fair value hierarchy as of June 30, 2026, and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$14,319,110	$—	$—	$14,319,110

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$23,539,566	$—	$—	$23,539,566

The following represents the changes in quantity of SOL and the respective fair value:

	SOL	Fair Value
Beginning balance as of January 1, 2026	188,731.73	$23,539,566
SOL purchased	57,486.00	6,397,727
SOL purchased in-kind	33,055.69	2,845,467
SOL sold	(49,620.45)	(4,309,854)
SOL sold in-kind	(39,466.88)	(3,384,893)
Net change in unrealized appreciation (depreciation) from investment in SOL	—	(5,750,807)
Net realized loss on investment in SOL	—	(5,018,096)
Ending balance as of June 30, 2026	190,186.09	$14,319,110

	SOL	Fair Value
Beginning balance as of September 24, 2025(a)	—	$—
SOL purchased	188,731.73	28,300,073
SOL sold	—	—
Net change in unrealized appreciation (depreciation) from investment in SOL	—	(4,760,507)
Net realized gain (loss) on investment in SOL	—	—
Ending balance as of December 31, 2025	188,731.73	$23,539,566

(a)	The Trust did not hold any SOL as of September 24, 2025.

D.	Solana

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

The Trust stakes a portion of the Trust’s SOL through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available SOL for staking by instructing the SOL Custodians to delegate such SOL to a validator address selected in
6

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

accordance with the Trusts Staking Policy. Any staked SOL will be inaccessible for approximately two to three days. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all rights, title and interest to the staked SOL; and as such, the staked assets are reflected in Investment in SOL, at fair value on the Statements of Assets and Liabilities. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of SOL. The only SOL Custodians with staked SOL during the period was Gemini Trust Company, LLC.

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

The financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.30% of average daily net assets that accrues daily and pays monthly. The Sponsor agreed to waive the entire Sponsor Fee on the first $1 billion of the Trust’s assets through February 17, 2026. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

enforcement or investigation matters) out of the Sponsor Fee. The Staking Service Provider is entitled to a staking service fee (the “Staking Services Provider Consideration”) of 0.28% of the Trust’s total staked assets on an annualized basis. Staking income in the Statement of Operations is net of the Staking Service Providers Consideration. The Staking Services Provider agreed to waive the Staking Services Provider Consideration through February 17, 2026. The Sponsor from time to time will sell SOL, which may be facilitated by one or more Liquidity Providers and/or the SOL Custodian or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

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

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On October 29, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets”, comprising a total of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL. As of June 30, 2026 and December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 28% of net assets.

VanEck is a minority interest holder in the parent company of the SOL Custodian, representing less than 1% of its equity.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 6% of its equity. Nonco LLC is a Liquidity Provider to the Trust, and the Trust conducts its SOL purchase and sale transactions by trading directly with Liquidity Providers, including Nonco LLC.

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

The Trust creates and redeems Shares, but only in one or more baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of SOL represented by the baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the baskets being

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem baskets is properly received. The authorized participants deliver cash or SOL to create baskets and receive cash or SOL when redeeming Shares. For a subscription in cash, an authorized participant will deliver cash to the Trust’s account at the cash custodian, which the Sponsor will then use to purchase SOL from a liquidity provider chosen by the Sponsor. For a redemption in cash, the Sponsor will arrange for the SOL represented by the basket to be sold to a liquidity provider chosen by the Sponsor and the cash proceeds distributed from the Trust’s account at the cash custodian to the authorized participant. For an “in-kind” subscription, authorized participants will deliver, or arrange for the delivery by the authorized participant’s designee of, SOL to the Trust’s account with the SOL Custodians in exchange for Shares when they purchase Shares. For an “in-kind” redemption transaction with the Trust, when authorized participants redeem Shares, the Trust through the SOL Custodians, will deliver SOL to such authorized participants, or a designee thereof, in exchange for their Shares. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. Only authorized participants may place orders to create and redeem baskets through the transfer agent. The transfer agent will coordinate with the Trust’s SOL Custodians to facilitate settlement of the Shares and SOL.

Share and capital activity is as follows:

	Three Months Ended June 30, 2026(a)		Six Months Ended June 30, 2026(a)
	Shares	Amount	Shares	Amount
Beginning of period	1,350,000	$28,541,033	1,450,000	$28,180,185
Shares issued	325,000	3,557,484	650,000	8,773,464
Shares redeemed	(250,000)	(2,826,054)	(675,000)	(7,681,186)
End of period	1,425,000	$29,272,463	1,425,000	$29,272,463

(a) No comparative share activity have been provided as the Trust did not have any operations as of June 30, 2025.

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

Note 7. Risk

Substantially all of the Trust’s assets are holdings of SOL, which creates a concentration risk associated with fluctuations in the value of SOL due to a number of factors. Accordingly, a decline in the value of SOL will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of SOL include high volatility, which could have a negative impact on the performance of the Trust. SOL platforms are relatively new and may be unregulated or may be subject to regulation in a relevant jurisdiction, but may not be complying, and therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust. The value of the Shares depends on the development and acceptance of the SOL network. The slowing or stopping of the development or acceptance of the SOL network may adversely affect an investment in the Trust. The price of SOL on the SOL market has exhibited periods of extreme volatility. Digital assets such as SOL were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of block-chain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate. The Trust is subject to risks due to its concentration of investments in a single asset class. Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price. The amount of SOL represented by the Shares may decline over time.

Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust. Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

June 30, 2026

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

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net asset value per share, beginning of period	$11.01	$16.23

From investment operations:
Net investment income(b)	0.12	0.31
Net realized loss and change in unrealized appreciation (depreciation) from investments in solana(c)	(1.08)	(6.49)
Net decrease resulting from operations	(0.96)	(6.18)

Net asset value per share, end of period	$10.05	$10.05

Total return(d)	(8.72)%	(38.08)%

Ratios to average net assets(e)
Gross expense	0.30%	0.30%
Net expense	0.30%	0.19%
Net investment income	4.35%	5.16%

(a)	No prior comparative financial statements have been provided as the Trust did not have any operations as of June 30, 2025.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

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

Results of Operations

The Three Months Ended June 30, 2026

The Trust’s NAV decreased from $14,859,581 at March 31, 2026 to $14,315,887 at June 30, 2026, a 3.66% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of SOL, which decreased 9.71% from $83.39 at March 31, 2026 to $75.29 at June 30, 2026. This decrease was partially offset as the number of Shares outstanding also increased from 1,350,000 Shares at March 31, 2026 to 1,425,000 Shares at June 30, 2026, a net result of 325,000 Shares (13 Baskets) being created and 250,000 Shares (10 Baskets) being redeemed during the three months ended June 30, 2026.

The 8.72% decrease in the NAV per Share from $11.01 at March 31, 2026 to $10.05 at June 30, 2026 is primarily related to the 9.71% decrease in the price of SOL during the three months ended June 30, 2026, and offset by income from staking activities.

The NAV per Share of $12.96 on May 11, 2026, was the highest during the three months, compared with a low during the three months of $8.32 on June 5, 2026.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026, was $(1,275,124) resulting from the net change in unrealized appreciation (depreciation) on investment in SOL of $309,640, a net realized loss of $(1,538,321) on SOL sold for the redemption of Shares, a net realized loss on SOL sold of $(201,683) for in-kind redemptions, a net realized loss of $(3,972) from SOL sold to pay expenses during the three months, and net investment income of $159,212 resulting from staking activities. Other than the Net Sponsor Fee of $10,971, the Trust has no other expenses during the three months ended June 30, 2026.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $23,539,566 at December 31, 2025 to $14,315,887 at June 30, 2026, a 39.18% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of SOL, which decreased 39.64% from $124.73 at December 31, 2025 to $75.29 at June 30, 2026. The number of Shares outstanding also decreased from 1,450,000 Shares at December 31, 2025 to 1,425,000 Shares at June 30, 2026, a net result of 650,000 Shares (26 Baskets) being created and 675,000 Shares (27 Baskets) being redeemed during the six months ended June 30, 2026.

The 38.08% decrease in the NAV per Share from $16.23 at December 31, 2025 to $10.05 at June 30, 2026 is primarily related to the 39.64% decrease in the price of SOL during the six months ended June 30, 2026, and offset by income from staking activities.

The NAV per Share of $19.21 on January 14, 2026, was the highest during the six months, compared with a low during the six months of $8.32 on June 5, 2026.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $(10,315,957) resulting from the net change in unrealized appreciation (depreciation) on investment in SOL of $(5,750,807), a net realized loss of $(2,686,362) on SOL sold for the redemption of Shares, a net realized loss on SOL sold of (2,326,784) for in-kind redemptions, a net realized loss of $(4,950) from SOL sold to pay expenses during the six months, and net investment income of $452,946 resulting from staking activities. Other than the Net Sponsor Fee of $16,690, the Trust has no other expenses during the six months ended June 30, 2026.

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

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the

SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. Some sources report the price of SOL declined 94% overall in 2022, including over 50% in the two months following FTX’s declaration of bankruptcy. The 2022 events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including SOL, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text, but the CLARITY Act has not been enacted and its prospects remain uncertain. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including SOL. Any resulting decline in the price of SOL could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain SOL, and there can be no assurance, and there is no present indication, that it would be changed to include SOL in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include SOL; however, there will be no new acquisitions of SOL as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, no similar federal legislation has been introduced that would expressly provide for acquiring SOL. Even if such legislation providing for the acquisition of SOL were to be introduced at the federal level, it could fail to pass. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce SOL acquisition plans, or does announce such plans but these plans fall short of market expectations, the price of SOL may decline, which may impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of SOL and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of SOL by governmental instrumentalities.

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

A significant upcoming planned protocol upgrade referred to as “Alpenglow” was announced by the core developers in May 2025 and aims to reduce transaction finality time and enhance network security. Alpenglow is anticipated to introduce a new consensus architecture that is intended to replace Solana’s existing Tower BFT consensus mechanism and remove Proof-of-History (PoH) and on-chain vote transactions with a redesigned protocol composed of Votor and Rotor. Votor is an off-chain consensus mechanism intended to increase the speed of finalizing blocks for faster transaction confirmation, whereas Rotor is a block propagation mechanism intended to replace the existing Turbine protocol to reduce block transmission times and cost. As of the date of this Report, Alpenglow remains under development and is expected to be implemented in phases, with the first phase, introducing Votor, expected to activate on the Solana mainnet in the third quarter of 2026, and a later phase expected to introduce Rotor. Validators and the core developers have been testing the new consensus protocol on a community cluster in advance of the migration, and issues identified in that testing are being addressed. There can be no assurance Alpenglow will be implemented properly, or at all, and Alpenglow and future anticipated upgrades, if any, could fail to work as expected or create vulnerabilities, bugs, defects, outages, disruptions or other problems. Any failure to successfully implement Alpenglow or other future upgrades could undermine confidence in the Solana Network, disrupt application functionality, reduce validator participation and in turn could adversely affect the price of SOL, value of the Shares or the ability of the Trust to operate.

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

The Regulatory Landscape Surrounding Staking Activities Is Uncertain.

The regulatory landscape surrounding Staking Activities is highly uncertain and may expose the Sponsor, the SOL Custodian, Staking Services Providers, and the Trust and its shareholders to unforeseen litigation or potential SEC enforcement actions. For example, there is a risk that the agreements for staking services could constitute an “investment contract” under the federal securities laws and therefore be deemed a security, requiring registration or reliance on an exemption from registration. In May 2025, staff of the SEC Division of Corporation Finance issued a statement (the “SEC Staking Statement”) expressing the view that certain staking activities do not involve the offer and sale of securities within the meaning of the federal securities laws, and we believe that the Staking Arrangements satisfy the criteria set forth in this statement. However, the SEC Staking Statement is not a rule, regulation, guidance, or statement of the SEC, and has no legal force or effect. In addition, on March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”), in which the SEC reached a similar conclusion with respect to certain staking activities. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, and a court or future administration could take a different view.

Accordingly, there is a risk that a court could disagree with the views expressed in the SEC Staking Statement or the Interpretive Release or that the SEC could withdraw the statement. In that case, or if SOL were deemed a security, there would also be a risk that a Staking Services Provider could be deemed to be acting as a broker-dealer, on the basis that the Staking Services Provider is receiving a commission for effecting the staking transactions and receipt of staking rewards.

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries, such as digital asset exchanges and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including SOL and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. The impact of these and other related events on the Trust, the digital asset industry, and the value of the Shares cannot be predicted.

There remains substantial uncertainty regarding the regulation of digital assets, including SOL, and their markets, notwithstanding certain recent federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

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

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and SOL held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act, as amended (“BSA”), by acting as an MSB and selling the digital asset without registering with FinCEN and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling SOL and therefore may adversely affect the price of SOL and an investment in the Shares.

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

In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, SOL is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in SOL, the Trust, the Shares or transactions involving SOL being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares. As part of determining whether SOL is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of SOL as a security (or not). Finally, the Sponsor discusses the security status of SOL with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes SOL is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that SOL may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

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

In June 2023, the SEC brought charges against Binance and Coinbase Global, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws, including SOL. The SEC subsequently dismissed these enforcement actions. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of SOL, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Any enforcement action by the SEC or a state securities regulator finding that SOL is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of SOL, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc. and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security. There is currently legislation that is being proposed and considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 250,000 Shares (10 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

04/01/26 to 04/30/26	150,000	$11.36
05/01/26 to 05/31/26	100,000	11.23
06/01/26 to 06/30/26	0	0
Total	250,000	$11.31

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on July 13, 2025

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 9, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on July 31, 2025

10.2	Marketing Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.3	Gemini Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.6	Index SubLicense Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.10	Additional SOL Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.11	Form of Staking Provider Agreement incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by the Registrant on September, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
22

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: August 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

