Form 10-Q
period 2026-09-30
VanEck Solana ETF
filed 2026-11-13
CIK 2028541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________________to______________________.

Commission file number: 001-42954

VanEck Solana ETF

(Exact name of registrant as specified in its charter)

Delaware	33-6972117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 1,550,000 outstanding Shares as of October 31, 2026.

VanEck Solana ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

VANECK SOLANA ETF

Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investment in solana, at fair value (cost $26,613,233, and $28,300,073, respectively)	$25,575,790	$23,539,566
Receivable for investment in solana sold	3,171,896	—
Total assets	28,747,686	23,539,566

Liabilities
Payable for shares redeemed	3,171,896	—
Accrued Sponsor fee	6,281	—
Total liabilities	3,178,177	—

Net assets	$25,569,509	$23,539,566

Shares issued and outstanding (no par value, unlimited amount authorized)	1,600,000	1,450,000

Net Asset Value per Share	$15.98	$16.23

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Statements of Operations (Unaudited)(a)(b)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Investment Income
Staking income (net)	$193,868	$663,504
Total investment income	193,868	663,504
Expenses
Sponsor fee	14,406	40,810
Total expenses	14,406	40,810
Sponsor fee waiver	—	(9,714)
Net expenses	14,406	31,096
Net investment income	179,462	632,408
Net realized loss and net change in unrealized appreciation (depreciation)
Net realized loss on:
Solana sold for redemption of shares	(286,910)	(2,973,272)
Solana transferred for in-kind redemptions	—	(2,326,784)
Solana sold to pay expenses	(6,095)	(11,045)
Net realized loss from investment in solana	(293,005)	(5,311,101)

Net change in unrealized appreciation (depreciation) from investment in solana	9,473,871	3,723,064

Net realized loss and net change in unrealized appreciation (depreciation)	9,180,866	(1,588,037)

Net increase (decrease) in net assets resulting from operations	$9,360,328	$(955,629)

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.
(b)	On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was September 24, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Statements of Changes in Net Assets (Unaudited)(a)(b)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net increase (decrease) from operations
Net investment income	$179,462	$632,408
Net realized loss from investment in solana	(293,005)	(5,311,101)
Net change in unrealized appreciation (depreciation) from investments in solana	9,473,871	3,723,064
Net increase (decrease) in net assets resulting from operations	9,360,328	(955,629)

Capital Share transactions
Contributions for shares issued	8,666,178	17,439,642
Withdrawals for shares redeemed	(6,772,884)	(14,454,070)
Net increase in capital share transactions	1,893,294	2,985,572
Net increase in net assets	11,253,622	2,029,943

Net assets:
Beginning of period	14,315,887	23,539,566
End of period	$25,569,509	$25,569,509

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.
(b)	On June 10, 2025, Van Eck Associates Corporation (the “Seed Capital Investor”) purchased the “Seed Shares” comprising of 4,000 Shares at a per-Share price of $25.00. Delivery of the Seed Shares was made on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. The last period audited was September 24, 2025.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Schedules of Investment (Unaudited)

September 30, 2026
Description	Quantity		Cost	Fair Value
Solana	215,592.94	(a)	$26,613,233	$25,575,790
Total Investment in solana – 100.02%				25,575,790
Liabilities in Excess of Other Assets – (0.02)%				(6,281)
Net Assets – 100.00%				$25,569,509

December 31, 2025
Description	Quantity		Cost	Fair Value
Solana	188,731.73	(b)	$28,300,073	$23,539,566
Total Investment in solana – 100.00%				23,539,566
Liabilities in Excess of Other Assets – (0.00)%				—
Net Assets – 100.00%				$23,539,566

(a) Includes 185,897.32 of staked solana.

(b) Includes 157,964.45 of staked solana.

The accompanying notes are an integral part of these financial statements.

VANECK SOLANA ETF

Notes to Unaudited Financial Statements

September 30, 2026

Note 1. Organization:

VanEck Solana ETF (the “Trust”), a Delaware statutory trust, is an exchange-traded fund that issues common shares of beneficial interest in the Trust (the “Shares”). The Shares are traded on the Nasdaq Stock Market LLC (the “Exchange”). The Trust’s investment objective is to reflect the performance of the price of solana (“SOL”), and rewards from staking a portion of the Trust’s SOL, to the extent VanEck Digital Assets, LLC (the “Sponsor”) in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, by jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes, less the operating expenses of the Trust. The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The CSC Delaware Trust Company, is the trustee of the Trust (the “Trustee”).

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

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

The following is a summary of the fair value hierarchy as of September 30, 2026, and December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$25,575,790	$—	$—	$25,575,790

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investment in SOL	$23,539,566	$—	$—	$23,539,566

The following represents the changes in quantity of SOL and the respective fair value:

	SOL	Fair Value
Beginning balance as of January 1, 2026	188,731.73	$23,539,566
SOL purchased	103,297.74	11,538,620
SOL purchased in-kind	69,976.77	6,564,620
SOL sold	(76,669.30)	(7,493,075)
SOL transferred in-kind	(69,744.00)	(6,985,904)
Net change in unrealized appreciation (depreciation) from investment in SOL	—	3,723,064
Net realized loss on investment in SOL	—	(5,311,101)
Ending balance as of September 30, 2026	215,592.94	$25,575,790

	SOL	Fair Value
Beginning balance as of September 24, 2025(a)	—	$—
SOL purchased	188,731.73	28,300,073
SOL sold	—	—
Net change in unrealized appreciation (depreciation) from investment in SOL	—	(4,760,507)
Net realized gain (loss) on investment in SOL	—	—
Ending balance as of December 31, 2025	188,731.73	$23,539,566

(a)	The Trust did not hold any SOL as of September 24, 2025 (last seed audit).

D.	Solana

SOL transactions are accounted for on trade date. Realized gains and losses on the sale of SOL are determined based on the average cost method. Under ASC Topic 946, the average cost method is an accepted method to determine realized gains and losses on the sale of SOL. Proceeds received by the Trust from the issuance of baskets consist of SOL or cash (used to purchase SOL). Staking income is recognized on an accrual basis. Deposits of SOL are held by Gemini Trust Company, LLC (the “SOL Custodian”) and/or Coinbase Custody Trust Company, LLC (the “Additional SOL Custodian”, and collectively the “SOL Custodians”), on behalf of the Trust until (i) delivered out in connection with redemptions of baskets or cash or (ii) sold by the Sponsor, which may be facilitated by the SOL Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor or (iii) sold by the Sponsor to fund quarterly distributions to Shareholders from staking rewards.

E.	Staking

The Trust stakes a portion of the Trust’s SOL through one or more staking services providers (the “Staking Services Providers”) to conduct such staking activities. The Staking Services Providers will utilize the available SOL for staking by instructing the SOL Custodians to delegate such SOL to a validator address selected in

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

accordance with the Trust’s Staking Policy. Any staked SOL will be inaccessible for approximately two to three days. While the Trust’s assets are delegated to the Staking Services Providers for staking activities, the Trust maintains all rights, title and interest to the staked SOL; and as such, the staked assets are reflected in Investment in SOL, at fair value on the Statements of Assets and Liabilities. Staking rewards received in SOL represent non-cash consideration and are measured at fair value using the MarketVectorTM Solana Benchmark Rate used to calculate the Trust’s NAV on the date the income from staking rewards is recognized. The Sponsor has adopted a liquidity risk program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust’s assets. Staking activity comes with a risk of loss of SOL. Gemini Trust Company, LLC was the only custodian holding staked SOL during the period.

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

G.	Distributions

Staking consideration received by the Trust from staking, net of staking fee, is intended to be distributed quarterly by the Trust. The amount of quarterly distributions cannot be predicted with certainty. Distributions are paid in cash and they are not reinvested in additional shares of the Trust.

H.	Federal Income Taxes

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

I.	Segment Reporting

The Chief Financial Officer and Treasurer of the Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM has determined that the Trust has a single operating segment based on the fact that the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, with a defined investment strategy which is executed by the Sponsor. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

J.	Interim Financial Statements

The interim financial statements included herein were prepared without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

Note 3. Trust Expenses and Other Agreements

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) of 0.30% of average daily net assets that accrues daily and pays monthly. The Sponsor agreed to waive the entire Sponsor Fee on the first $1 billion of the Trust’s assets through February 17, 2026. The Sponsor has agreed to pay all operating expenses (except for extraordinary expenses, including but not limited to, non-recurring expenses and costs of services performed by the Sponsor or a service provider on behalf of the Trust to protect the Trust or the interests of Shareholders, such as the Custodian Staking Facilitation Fee, and in connection with any indemnification of agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters) out of the Sponsor Fee. The Staking Services Provider is entitled to a staking service fee (the “Staking Services Provider Consideration”) of 0.28% of the Trust’s total staked assets on an annualized basis. Staking income in the Statements of Operations is net of the Staking Services Provider Consideration. The Staking Services Provider agreed to waive the Staking Services Provider Consideration through February 17, 2026. The Sponsor from time to time will sell SOL, which may be facilitated by one or more liquidity providers and/or the SOL Custodians or an affiliate thereof, in such quantity as is necessary to permit payment of the Sponsor Fee and Trust expenses and liabilities not assumed by the Sponsor.

The Trustee fee is paid by the Sponsor and is not an expense of the Trust.

The Trust may hold its SOL at either of the SOL Custodians, both of which are regulated third-party custodians that carry insurance and are responsible for safekeeping of SOL owned by the Trust and holding private keys that provide access to the SOL in the Trust’s SOL account.

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

VanEck was the initial seed investor (“Seed Capital Investor”) and purchased for cash 4,000 Shares (the “Seed Shares”) at a per-Share price of $25.00 on June 10, 2025. Total proceeds to the Trust from the sale of the Seed Shares were $100,000. On October 29, 2025, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the “Seed Creation Baskets”, comprising a total of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000 which resulted in the Trust receiving 51,656 SOL. As of September 30, 2026 and December 31, 2025, the Seed Capital Investor’s ownership in the Trust represents approximately 25% and 28% of net assets, respectively.

VanEck is a minority interest holder in the parent company of the SOL Custodian, representing less than 1% of its equity.

VanEck is a minority equity holder in Metatech Holdings, the parent company of Nonco LLC and holds approximately 5% of its equity. Nonco LLC is a liquidity provider to the Trust, and the Trust conducts its SOL purchase and sale transactions by trading directly with liquidity providers, including Nonco LLC. During the nine months ended September 30, 2026, the Trust had the following purchase and sale transactions through Nonco LLC:

	Quantity	Cost/Proceeds
Purchase	23,304	$2,519,621
Sale	16,551	1,428,562
8

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

Share and capital activity is as follows:

	Three Months Ended September 30, 2026(a)		Nine Months Ended September 30, 2026(a)
	Shares	Amount	Shares	Amount
Beginning of period	1,425,000	$29,272,463	1,450,000	$28,180,185
Shares issued	600,000	8,666,178	1,250,000	17,439,642
Shares redeemed	(425,000)	(6,772,884)	(1,100,000)	(14,454,070)
End of period	1,600,000	$31,165,757	1,600,000	$31,165,757

(a)	No comparative share activity have been provided as the Trust did not have any operations as of September 30, 2025.

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

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

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

VANECK SOLANA ETF

Notes to Unaudited Financial Statements (continued)

September 30, 2026

Note 8. Financial Highlights(a)

The financial highlights summarize certain per share operating information and financial ratios of net investment income and expenses, to daily average net assets for the periods below. An individual investor’s return and ratios may vary based on the timing of capital transactions:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net asset value per share, beginning of period	$10.05	$16.23

From investment operations:
Net investment income(b)	0.11	0.42
Net realized gain (loss) and change in unrealized appreciation (depreciation) from investments in solana(c)	5.82	(0.67)
Net increase (decrease) resulting from operations	5.93	(0.25)

Net asset value per share, end of period	$15.98	$15.98

Total return(d)	59.00%	(1.54)%

Ratios to average net assets(e)
Gross expense	0.30%	0.30%
Net expense	0.30%	0.23%
Net investment income	3.74%	4.66%

(a)	No prior comparative financial statements have been provided as the Trust did not have any operations as of September 30, 2025.
(b)	Net investment income per share has been calculated based upon an average of daily shares outstanding.
(c)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values of solana.
(d)	Returns are not annualized and include adjustments required by GAAP. Returns for financial statements purposes may differ from net asset values and performance reported elsewhere by the Trust.
(e)	Annualized.

Note 9. Subsequent Event Review

On October 5, 2026, the Trust declared a distribution of $0.6031 per share to shareholders of record on October 6, 2026, payable on October 7, 2026. The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report (this “Report”). The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for SOL and the common shares of beneficial interest (the “Shares”) of VanEck Solana ETF (the “Trust”)), the operations of the Trust, the plans of VanEck Digital Assets, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Trust is governed by the trust agreement (the “Trust Agreement”), among the Sponsor and CSC Delaware Trust Company (the “Trustee”). The Trust is managed and controlled by the Sponsor, a wholly-owned subsidiary of Van Eck Associates Corporation (“VanEck”). The Sponsor is not governed by a board of directors.

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

The Trust issues and redeems Shares only in aggregations of 25,000 Shares (each, a “Basket”), or integral multiples thereof, and only in transactions with authorized participants.

Shares of the Trust trade on The Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “VSOL.”

Computation of Net Asset Value

The Trust’s net asset value (“NAV”) is calculated based on the Trust’s net asset holdings as reconciled to the accounts of the custodians of the Trust’s SOL (the “SOL Custodians”) on a market approach, determined on a daily basis in accordance with the MarketVectorTM Solana Benchmark Rate price at 4:00 p.m. Eastern Time. The Trust’s NAV per Share is calculated by taking the current market value of its total assets, subtracting any liabilities, and then dividing that total by the total number of outstanding Shares. The Trust Agreement gives the Sponsor the exclusive authority to determine the Trust’s NAV and the Trust’s NAV per Share, which it has delegated to the Trust’s administrator (the “Administrator”).

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust that will be incurred will be the Sponsor’s fee (the “Sponsor Fee”). The Trust also incurs fees in connection with staking activities, which are deducted from staking rewards in accordance with the applicable staking arrangements.

The Trust’s primary source of liquidity is the sale of SOL, including SOL received as staking rewards, which may be sold to fund quarterly cash distributions to holders of Shares (“Shareholders”). To manage liquidity and redemption risks associated with staking, the Sponsor intends to maintain a portion of the Trust’s SOL holdings unstaked to accommodate anticipated redemptions and other liquidity needs.

Significant Accounting Policies

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. A description of the valuation of SOL, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this Report for further discussion of the Trust’s accounting policies.

Results of Operations

The Three Months Ended September 30, 2026

The Trust’s net assets increased from $14,315,887 at June 30, 2026 to $25,569,509 at September 30, 2026, a 78.61% increase. The increase in the Trust’s net assets resulted from an increase in the price of SOL, which increased 57.56% from $75.29 at June 30, 2026 to $118.63 at September 30, 2026, and the increase in the number of outstanding Shares, which went from 1,425,000 Shares at June 30, 2026 to 1,600,000 Shares at September 30, 2026. This is the net result of 600,000 Shares (24 Baskets) being created and 425,000 Shares (17 Baskets) being redeemed during the three months.

The 59.00% increase in the NAV per Share from $10.05 at June 30, 2026 to $15.98 at September 30, 2026 is primarily related to the 57.56% increase in the price of SOL during the three months, as well as income from staking activities.

The NAV per Share of $16.40 on September 25, 2026, was the highest during the three months, compared with a low during the three months of $9.73 on August 6, 2026.

The net increase in net assets resulting from operations for the three months ended September 30, 2026 was $9,360,328, resulting from a net change in unrealized appreciation (depreciation) from investment in SOL of $9,473,871 and net investment income of $179,462 from staking activities, partially offset by a net realized loss of $286,910 on SOL sold for the redemption of Shares and a net realized loss of $6,095 from SOL sold to pay expenses during the three months. Other than the Sponsor Fee of $14,406, the Trust had no other expenses during the three months.

The Nine Months Ended September 30, 2026

The Trust’s net assets increased from $23,539,566 at December 31, 2025 to $25,569,509 at September 30, 2026, an 8.62% increase. The increase in the Trust’s net assets resulted primarily from an increase in the number of outstanding Shares, which increased from 1,450,000 Shares at December 31, 2025 to 1,600,000 Shares at September 30, 2026. This is the net result of 1,250,000 Shares (50 Baskets) being created and 1,100,000 Shares (44 Baskets) being redeemed during the nine months. This was partially offset by a decrease in the price of SOL, which decreased 4.89% from $124.73 at December 31, 2025 to $118.63 at September 30, 2026.

The 1.54% decrease in the NAV per Share from $16.23 at December 31, 2025 to $15.98 at September 30, 2026 is primarily related to the 4.89% decrease in the price of SOL during these nine months, partially offset by income from staking activities.

The NAV per Share of $19.21 on January 14, 2026, was the highest during the nine months, compared with a low during the nine months of $8.32 on June 5, 2026.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $955,629, resulting from a net realized loss of $2,973,272 on SOL sold for the redemption of Shares, a net realized loss of $2,326,784 on SOL transferred for in-kind redemptions and a net realized loss of $11,045 from SOL sold to pay expenses during the nine months, partially offset by a net change in unrealized appreciation (depreciation) of $3,723,064 on investments in SOL and net investment income of $632,408 from staking activities. Other than the net Sponsor Fee of $31,096, the Trust had no other expenses during the nine months.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader SOL and crypto markets, including on the constituent trading platforms. Because the Index is based on prices from a limited number of constituent trading platforms, any resulting disruption on those platforms could affect the Index price. To the extent that SOL is stolen in a hack or acquired through the exchange of other stolen digital assets, such SOL cannot be frozen by an issuer, and its subsequent sale in the market could exert downward pressure on the price of SOL or result in the suspension of trading or other activities in key SOL markets, including decentralized finance protocols. Given the smaller market and lower trading liquidity for SOL relative to bitcoin and ETH, such sales or disruptions could have a greater effect on the price of SOL and the value of the Shares. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, and contribute to volatility or declines in the price of SOL and the value of the Shares. The price of some digital assets, including SOL, has risen following the election of Donald Trump as president of the United States. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including SOL. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including SOL. Any resulting decline in the price of SOL could cause a reduction in the value of the Shares and cause Shareholders to suffer losses.

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

Digital Asset Treasury Companies’ Risk.

Since 2020, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including SOL.

Digital asset treasury companies are a relatively new phenomenon, and it is impossible to predict all of the risks they could pose to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including SOL, or increase pressure to sell their existing holdings. On the one hand, digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as SOL, when prices are rising, and they may sell such assets when prices are decreasing, potentially making SOL more expensive in a rising market and then causing downward pressure on SOL prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for SOL. Negative events or sentiment surrounding digital asset treasury companies could affect the market for SOL. On the other hand, digital asset treasury companies may compete with the Trust in the marketplace as a perceived alternative means of achieving exposure to the price of SOL (to a greater or lesser extent) through investing in securities. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

If tokenized Shares were made available for trading on a TSV, the Trust and the Sponsor would not control the TSV’s trading or pricing mechanisms or the custody arrangements for such tokens. Trading on separate venues could fragment liquidity or cause tokenized Shares to trade at prices that differ from the market price of the Shares on The Nasdaq Stock Market LLC or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares.

A Temporary Or Permanent “Fork” Or A “Clone” Of The Solana Blockchain Could Adversely Affect The Value Of The Shares.

The Solana Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of SOL adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Solana Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of SOL running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

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

A significant upcoming planned protocol upgrade referred to as “Alpenglow” was announced by the core developers in May 2025 and aims to reduce transaction finality time and enhance network security. Alpenglow is anticipated to introduce a new consensus architecture that is intended to replace Solana’s existing Tower BFT consensus mechanism and remove Proof-of-History (PoH) and on-chain vote transactions with a redesigned protocol composed of Votor and Rotor. Votor is an off-chain consensus mechanism intended to increase the speed of finalizing blocks for faster transaction confirmation, whereas Rotor is a block propagation mechanism intended to replace the existing Turbine protocol to reduce block transmission times and cost. In September 2026, the first phase of Alpenglow, introducing Votor, was activated on the Solana public testnet and subsequently on devnet. Alpenglow remains under development and is expected to be implemented on the Solana mainnet following further testing, although a mainnet activation date has not been confirmed; a later phase is expected to introduce Rotor. The initial testnet migration required validators to use the Agave client, as Firedancer and Frankendancer did not yet support the migration. Any similar dependence on a single validator client during mainnet implementation could increase the risk of network disruptions or other operational problems, including if validators using other clients are unable to participate. Validators and the core developers continue to test the new consensus protocol, and issues identified in that testing are being addressed. There can be no assurance Alpenglow will be implemented properly, or at all, and Alpenglow and future anticipated upgrades, if any, could fail to work as expected or create vulnerabilities, bugs, defects, outages, disruptions or other problems. Any failure to successfully implement Alpenglow or other future upgrades could undermine confidence in the Solana Network, disrupt application functionality, reduce validator participation and in turn could adversely affect the price of SOL, value of the Shares or the ability of the Trust to operate.

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

The Solana Network, including the cryptographic and algorithmic protocols associated with the operation of the Solana Blockchain, has only been in development since 2017 and in existence (following mainnet launch) since 2020, and SOL markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks could materially adversely affect the value of the Shares:

•	Digital assets, including SOL, are controllable only by the possessor of both the unique public key and private key or keys relating to the Solana Network address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

•	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Solana Network, would affect the ability to transfer digital assets, including SOL, and, consequently, their value.

•	Governance of the Solana Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Solana Network, which may stymie the Solana Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Solana Network, especially long-term problems.

•	The foregoing notwithstanding, the Solana Network’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the Solana Network based on the proposals of such core developers, the Solana Network would be subject to new protocols that may adversely affect the value of SOL.

•	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Solana Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

•	As the Solana Network continues to develop and grow, certain technical issues might be uncovered and the trouble shooting and resolution of such issues requires the attention and efforts of Solana’s global development community. Like all software, the Solana Network is at risk of vulnerabilities and bugs that can disrupt ordinary operations or potentially be exploited by malicious actors.

•	Many digital asset networks, including the Solana Network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be
19

effective, and such upgrades may fail, resulting in potentially irreparable damage to the Solana Network and the value of SOL.

•	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Solana Network, Solana Client, or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Solana Network or SOL as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of SOL and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like SOL. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Solana Network becoming ineffective, which, if realized, could compromise the security of the Solana Network, or allow a malicious actor to compromise the wallets holding SOL owned by the Trust or others on the Solana Network, which would result in losses to Shareholders. There is no guarantee that new quantum-proof architectures for the Solana Network will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Solana Network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—The Solana Network’s Decentralized Governance Structure May Negatively Affect Its Ability To Grow And Respond To Challenges.” and “—A Temporary Or Permanent “Fork” or a “Clone” Of The Solana Blockchain Could Adversely Affect The Value Of The Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Solana Network may be negatively affected. Such losses of functionality could lead to the Solana Network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for SOL. Even if another digital asset other than SOL were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Department of the Treasury announced the establishment of a Quantum-Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks.

•	The Solana Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of SOL as well as other Solana Network protocols. The open-source nature of many digital asset network protocols, such as the protocol for the Solana Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Solana Network does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the Solana Network and price of SOL.

•	Software applications running on top of the Solana Network (often referred to as “decentralized applications” or “Dapps,” whether or not decentralized in fact) and smart contract developers depend on being able to obtain SOL to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require SOL in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for SOL. SOL’s price volatility (particularly where SOL prices increase), or the Solana Network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Solana Network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Solana Blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of SOL could be negatively affected.

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries, such as digital asset platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including SOL and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business

There remains substantial uncertainty regarding the regulation of digital assets, including SOL, and their markets, notwithstanding certain federal interpretive actions intended to provide additional clarity. On March 17, 2026, the SEC issued the Interpretive Release regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets, and the CFTC concurrently provided guidance that it and its staff will administer the Commodity Exchange Act consistent with that interpretation. Among other things, the Interpretive Release introduces a taxonomy for crypto assets; addresses how a non-security crypto asset may become subject to, and may cease to be subject to, an investment contract; and clarifies the application of the federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. Although the March 17, 2026 interpretive guidance may provide greater clarity in certain respects, this guidance is not binding law, may be revised, and does not eliminate uncertainty, particularly with respect to the regulatory treatment of specific activities or transactions involving crypto assets.

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of SOL or the value of the Shares.

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

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including on the Solana Blockchain, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether SOL that has been associated with such addresses in the past can be easily sold. This “tainted” SOL may trade at a substantial discount to untainted SOL. Reduced fungibility in the SOL markets may reduce the liquidity of SOL and therefore adversely affect their price.Under regulations from NYDFS, businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a “BitLicense,” from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Solana Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs and other technologies that could enhance privacy have been discussed by participants in the Solana Network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services or methods that have the effect of obfuscating the source, destination or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Solana Network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions-such as many virtual currency exchanges, or the Trust’s service providers, such as the Cash Custodian-to reduce support for or cease offering services for SOL or to the Trust, which could impair the utility of SOL, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulation.

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

In June 2023, the SEC brought charges against Binance and Coinbase Global, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets were securities under the federal securities laws, including SOL. Although those enforcement actions have since been dismissed, future changes in SEC policy, enforcement positions or judicial interpretations could result in SOL being treated differently under the federal securities laws.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in Mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which SOL is treated for classification and clearing purposes. In particular, although the Interpretive Release classified SOL as a digital commodity and not a security under the federal securities laws, SOL may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA. Alternatively, in the future a court or a future SEC administration could conclude that SOL is a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of SOL under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in SOL markets, which could adversely affect the price of SOL and the value of the Shares.To the extent that SOL is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s SOL at a time that is disadvantageous to Shareholders.

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

In 2025, the IRS released a revenue procedure (the “2025 Staking Guidance”) establishing a safe harbor pursuant to which, if all the requirements listed in the 2025 Staking Guidance are satisfied, a trust’s authorization pursuant to its trust agreement to stake its digital assets will not prevent the trust from qualifying as a grantor trust for U.S. federal income tax purposes, which safe harbor was clarified, modified, and superseded in October 2026 by a further revenue procedure (the “2026 Staking Guidance”). Under the 2026 Staking Guidance, if all of its requirements are satisfied, neither the authorization to stake nor the resulting staking will prevent the trust from qualifying as an investment trust and a grantor trust for U.S. federal income tax purposes. The Trust takes the position that the Staking Activities meet the requirements of the 2026 Staking Guidance and are consistent with the Trust’s qualification as a grantor trust. However, there can be no assurance that the Staking Activities will be conducted in a manner so as to qualify or remain qualified for the safe harbor of the 2026 Staking Guidance. If the IRS were to successfully challenge the position that the Staking Activities meet the requirements of the 2026 Staking Guidance and are otherwise consistent with the Trust’s qualification as a grantor trust, the Trust would not qualify as a grantor trust for U.S. federal income tax purposes.

In addition, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than SOL as of any date on which it creates or redeems Shares, it may likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the IRS were to successfully assert that the Trust is not classified as a grantor trust, the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, which may affect the timing and/or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income. Any such dividend distributed to a Shareholder that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

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

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. Moreover, in 2023, the IRS released a revenue ruling that provided guidance on digital currency staking, including guidance to the effect that staking rewards will, under certain circumstances, be treated as giving rise to taxable income (the “2023 Staking Guidance” and, together with the 2025 Staking Guidance and the 2026 Staking Guidance described above, the “Staking Guidance”).

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

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice, the Ruling & FAQs and the Staking Guidance. It is also unclear what additional guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes may be issued in the future. Legislation could also increase the tax liability of the Trust or its Shareholders or adversely affect the Trust’s grantor trust status. Any future legislation or guidance on the treatment of digital currencies or staking activities for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of SOL in the digital asset markets. As a result, any such future legislation or guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies, as well as staking activities, in general.

Future Developments Regarding The Treatment Of Digital Currency And Staking Activities For U.S. Federal Income Tax Purposes Could Adversely Affect The Value Of The Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as SOL, are uncertain, and it is unclear what guidance or legislation on the treatment of digital currency for U.S. federal income tax purposes may be issued or enacted in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of SOL in digital asset exchanges, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments (including the potential issuance of IRS guidance or enactment of legislation that is contrary or otherwise adverse to the position taken by the

Trust regarding the U.S. federal income tax characterization of staking activities) could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Shareholders Could Incur A Tax Liability Without An Associated Distribution Of The Trust.

In the normal course of business, the Trust expects to receive certain staking rewards that give rise to taxable income, and, in addition, it is possible that the Trust could incur a taxable gain in connection with the sale of SOL (such as sales of SOL to obtain fiat currency with which to pay the Sponsor Fee or Trust expenses, and including deemed sales of SOL as a result of the Trust using SOL to pay the Sponsor Fee or its expenses). In each case, such event may not be associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust. In addition, to fund cash distributions of net staking income, the Trust may sell staking rewards and/or a portion of its SOL, which may result in taxable income to Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) 425,000 Shares (17 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Per Share

07/01/26 to 07/31/26	-	$-
08/01/26 to 08/31/26	-	-
09/01/26 to 09/30/26	425,000	15.94
Total	425,000	$15.94

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

3.2	Certificate of Amendment incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 12, 2025

10.1	Form of Initial Authorized Participant Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed by the Registrant on July 31, 2025

10.2	Marketing Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.3	Gemini Custody Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.4	Trust Administration and Accounting Agreement incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.5	Transfer Agency Agreement incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.6	Index SubLicense Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed by the Registrant on March 30, 2026

10.8	Subscription Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.9	Clearing Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.10	Additional SOL Custodian Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by the Registrant on June 13, 2025

10.11	Form of Staking Provider Agreement incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by the Registrant on September 26, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: November 13, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of VanEck Digital Assets, LLC, the Sponsor of the Registrant.

